Form 10QSB
period 2002-12-31
CORPORATE DEVELOPMENT & INOVATION INC
filed 2003-04-07
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 10-OSB

(Mark One)

[X]  Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2002

[ ]  Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from  		 to

Commission file number       000-49955

CORPORATE DEVELOPMENT AND INNOVATION, INC.
(Exact name of small business issuer as specified in its charter)

Washington
(State or other jurisdiction of
incorporation or organization)
91-20600082
(I.R.S. Employer
Identification No.)

4911 Cabot Drive, Richmond, BC, Canada
(Address of principal executive offices)
V7C 4J5
(Zip Code)

Issuer's telephone number   (604)271-0755


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__   No X

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2002

8,511,000  Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes __ No X















TABLE OF CONTENTS

                                       Page

PART I  - FINANCIAL INFORMATION..........3


PART II - OTHER INFORMATION.............13


SIGNATURES..............................14














































PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Development and Innovation Inc.

(A Development Stage Company)




                                    Index


Balance Sheets                      F-1


Statements of Operations            F-2


Statements of Cash Flows            F-3


Notes to the Financial Statements   F-4









































Corporate Development and Innovation Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                              December 31, September 30,
                                              2002         2002
                                              $            $
                                             (unaudited)  (audited)



ASSETS

Current Assets

	Cash
                                              7,726            39
License (Note 3)                               -              -
                                              7,726            39


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

	Accounts payable                      2,732         3,051
	Accrued liabilities                   5,800         4,500
	Due to related party (Note 4)        12,126        12,126

                                             20,658        19,677
Liability to Issue Shares                     2,000             -

Total Liabilities                            22,658        19,677

Contingent Liability (Note 1)
Commitment (Note 3)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares
authorized with a par value of $0.0001;
8,261,000 common shares issued and outstanding   826          750

Additional Paid in Capital                    81,784       74,250

Donated Capital                                6,750        4,500
Subscriptions Receivable for 101,000 shares   (1,011)           -
                                              88,349       79,500












Preferred Stock, 20,000,000 preferred shares authorized with a par value of $0.0001;
none issued

Deficit Accumulated During the
Development Stage                            (103,281)    (99,138)
Total Stockholders' Equity (Deficit)          (14,932)    (19,638)
Total Liabilities and Stockholders'
Equity (Deficit)                                7,726          39


















































Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                              From
                              August 17,
                              2000
                              (Date of        Three months  Three months
                              Inception)      ended        ended
                              to December 31, December 31,  December 31,
                              2002            2002          2001
                              $               $             $
                              (unaudited)     (unaudited)   (unaudited)

Revenue                           -               -                  -

Expenses
   Accounting                    7,300           1,300               -
Consulting                         803               -               -
Legal and organizational        43,786             477               -
License written-off             35,000               -               -
Printing                         8,642             116               -
Donated services                 6,750           2,250               -
Web site maintenance             1,000               -               -

                               103,281           4,143               -

Net Loss                      (103,281)         (4,143)              -

Loss per share                                       -               -


Weighted Average Shares
Outstanding                                   7,500,000      7,500,000


























Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                              Three months  Three months
                                              ended        ended
                                              December 31,  December 31,
                                              2002          2001
                                              $             $
                                              (unaudited)   (unaudited)



Cash Flows to Operating Activities

Net loss                                        (4,143)               -

Non-cash working capital items

	Increase in accounts payable               981                -

	Increase in donated capital              2,250                -
Net Cash Used by Operating Activities             (912)               -



Cash Flows to Financing Activities


Share subscriptions                              8,599                -

Net Cash Provided by Financing Activities        8,599                -

Increase in cash                                 7,687                -

Cash - beginning of period                          39                -

Cash - end of period                             7,726                -


Supplemental Disclosures

	Interest paid                               -                 -
	Income tax paid                             -                 -
















1.	Development Stage Company
Corporate Development and Innovation Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on August 17, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion, in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company's SB2 Registration Statement was declared effective by the United States Securities and Exchange Commission. The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission which was declared effective
July 10, 2002. The Company offered 7,000,000 shares at $0.01 per share. The Company closed its offering on October 8, 2002 after receiving subscriptions for 761,000 shares. A total of $6,599 was deposited during the quarter ended December 31, 2002 and $1,011 was deposited subsequent to December 31, 2002. See Subsequent Events for other share issuances. The Company will require additional cash from financing activities to further develop its business plan and discharge its debts. The President is the major creditor and has agreed to continue to fund ongoing costs and discharge debts and will not demand repayment of amounts owing until there are sufficient funds to pay these amounts and continue operations.

2.	Summary of Significant Accounting Policies
	(a)	Year end
The Company's fiscal year end is September 30.
	(b)	License
The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.
	(c)	Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of the issuance to be cash equivalents.
	(d)	Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
2.	Summary of Significant Accounting Policies
	(e)	Revenue Recognition
The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. Refer to Note 3. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.
        (f)	Interim Financial Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
        (g)	Basic and Diluted Net Income (Loss) per Share
The Company computes net income (loss) per share in accordance with SFAS
No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.
(h)	Recent Accounting Pronouncements
In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position. FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed. In December 2002, the FASB issued SFAS
No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

3.	License
The Company's only asset is a license acquired from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's website. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion. The license was acquired on August 17,
2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up which the Grantor and the Company share equally. The Company must pay an annual fee of $500 for maintenance of the Grantor's website commencing on the anniversary date. As at December 31, 2002 the August 17, 2001 and August 17, 2002 maintenance fees were not paid, and have been included in accounts payable. The Company issued 3,500,000 shares to the sole director with a fair market value of $0.01 per share for total non-cash consideration of $35,000. The License was written-off to operations as at September 30, 2000 due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.


4.	Related Party Transactions/Balances
	(a)	At December 31, 2002, the Company was indebted to the sole
director of the Company in the amount of $12,126. This debt is evidenced by an unsecured, non-interest bearing promissory note.
        (b) During the three months ended December 31, 2002, the sole director donated services at a rate of $750 per month for a total of $2,250.
        (c) Refer to Note 3.


5.	Subsequent Events
        (a) The Company issued 200,000 shares at $0.01 per share for cash proceeds of $2,000 pursuant to a private placement to a relative of the President. The cash was received during the quarter ended December 31, 2002.
        (b) The Company issued 50,000 shares to settle debt outstanding at December 31, 2002 of $803.






ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

     During the period up to December 31, 2002 the Company has engaged in no significant operations other than organizational activities, completion of its sale of stock pursuant to its Registration Statement on Form SB-2 acquisition of the rights to market Vitamineralherb.com. No revenues were received by the Company during this period.

     For the current fiscal quarter, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company received $7,610 fro the sale of stock pursuant to the Registration Statement. Legal expenses were paid for by the Mr. Lao, the majority shareholder.

      Mr. Lao received 4,000,000 shares of stock for the $40,000 paid in capital. In addition, Mr. Lao received 3,500,000 shares of stock for the contribution of the Vitamineralherb.com license valued at $35,000.

      The Company will need additional capital to carry out its business plan. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support the vitamin distribution business on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate the business, enter into a new line of business or engage in a business combination with another business.

     The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions. The Company does not presently intend to enter into a new line of business or business combination.

     If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Mr. Lao, and minority shareholders would simply continue to own shares in the resulting business.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on 8-K

None





























SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORPORATE DEVELOPMENT AND INNOVATION INC. (Registrant)


Date:	3/31/2003	              /s/ Edwin Lao
 ---------------                --------------------
                                Edwin Lao, President