Form 10QSB
period 2003-03-31
CORPORATE DEVELOPMENT & INOVATION INC
filed 2003-07-14
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-OSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   March 31, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from  		 to

                  Commission file number       000-49955

                CORPORATE DEVELOPMENT AND INNOVATION, INC.
               -------------------------------------------
    (Exact name of small business issuer as specified in its charter)

              Washington                        91-20600082
              -----------                       ------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      4911 Cabot Drive, Richmond, BC, Canada    V7C 4J5
      --------------------------------------    -------------
     (Address of principal executive offices)   (Zip Code)

              Issuer's telephone number   (604)271-0755

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No __

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2002:

                8,511,000 Shares of Common Stock (One Class)
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

                           TABLE OF CONTENTS
                           -----------------

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . .  3


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

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

Statements of Operations                                          F-2

Statements of Cash Flows                                          F-3

Notes to the Financial Statements                                 F-4

Corporate Development and Innovation Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                March 31,     September 30,
                                                  2003            2002
                                                (unaudited)    (audited)
                                                --------------------------
                   ASSETS

Current Assets
     Cash                                          $    394      $     39

License (Note 3)                                         -              -
                                                   --------      --------
                                                   $    394      $     39
                                                   ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                              $  8,435      $  3,051
     Accrued liabilities                                  -         4,500
     Due to related party (Note 4)                   12,126        12,126
                                                   --------      --------
                                                     20,561        19,677
Liability to Issue Shares                                 -             -
                                                   --------      --------

Total Liabilities                                  $ 20,561      $ 19,677
                                                   --------      --------

Contingent Liability (Note 1)
Commitment (Note 3)

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares
authorized with a par value of $0.0001;
8,261,000 common shares issued and outstanding     $    826      $    750

Additional Paid in Capital                           81,784        74,250

Donated Capital                                       9,000         4,500
                                                    --------     --------
                                                     91,610        79,500

Preferred Stock, 20,000,000 preferred shares
authorized with a par value of $0.0001;
none issued                                               -             -

Deficit Accumulated During the Development Stage   (111,777)      (99,138)
                                                   ---------     ---------

Total Stockholder's Equity (Deficit)                (20,167)      (19,638)
                                                   ---------     ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                       $    394     $      39
                                                   ========     =========

The accompanying notes are an integral part of these interim financial statements.

Corporate Development and Innovation Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(Unaudited)


                                                                                     PERIOD FROM
                                                                                      INCEPTION
                                                                                      AUGUST 17
                                            THREE MONTHS ENDED   SIX MONTHS ENDED       2000 TO
                                                 MARCH 31           MARCH 31           MARCH 31
                                               2003      2002       2003       2002       2003
-------------------------------------------------------------------------------------------------
Expenses
   Accounting                               $  2,000  $      0   $   3,300  $      0  $  9,300
   Consulting fees                                 0         0           0         0       803
   Legal and organizational                    3,153         0       3,630         0    46,939
   License written off                             0         0           0         0    35,000
   Printing                                    1,093         0       1,209         0     9,735
   Donated services                            2,250         0       4,500         0     9,000
   Web site maintenance                            0         0           0         0     1,000
                                            --------   --------   --------  --------  --------

Net Loss For The Period                      $ 8,496   $     0     $12,639   $     0  $111,777
                                                                                      ========


Loss per share                               $     0   $     0     $     0   $     0


Weighted Average Shares Outstanding         8,511,000  7,500,000  8,511,000 7,500,000 8,511,000



The accompanying notes are an integral part of these interim financial statements.

Corporate Development and Innovation Inc.
(A Development Stage Company)
Statement of Cash Flows
(expressed in U.S. dollars)
(Unaudited)

                                                                                         From
                                                                                       Inception
                                                      Three Months     Six Months      August 17
                                                         ended           ended          2000 to
                                                       March 31,       March 31,       March 31
                                                          2003            2002           2003
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss                                            $  (8,496)     $  (12,639)    $ (111,777)
   Adjustments to reconcile net loss to cash
      Legal and organizational expenses                        0               0         40,000
      License written off                                      0               0         35,000

   Non-cash working capital items
      Increase in accounts payable                           (97)            884          8,435
      Increase due to unrelated party                          0               0         12,126
      Increase in donated capital                          2,250           4,500          9,000
                                                          --------      ---------      ---------
Net Cash Used by Operating Activities                  $  (6,343)      $  (7,255)    $   (7,216)

Cash Flows from Financing Activities
   Share subscriptions                                      (989)          7,610          7,610
                                                          --------      ---------      ---------
Net Cash Provided by Financing Activities              $    (989)      $   7,610     $    7,610



Increase in cash                                       $  (7,332)      $     355

Cash, beginning of period                                  7,726              39

Cash, end of period                                    $     394       $     394     $      394
                                                       ===========     ==========    ===========



Supplemental Disclosures
   Interest paid                                             NIL             NIL
   Income taxes paid                                         NIL             NIL

The accompanying notes are an integral part of these interim financial statements.

Corporate Development and Innovation Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)


1.	Development Stage Company

Corporate Development and Innovation Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on August 17, 2000. The
Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion, in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company's SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission.

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission which was declared effective July 10, 2002. The Company offered 7,000,000 shares at $0.01 per share. The Company closed its offering on October 8, 2002 after receiving subscriptions for 761,000 shares. A total of $6,599 was deposited during the quarter ended December 31, 2002 and $1,011 was deposited subsequent to December 31, 2002. See Subsequent Events for other share issuances.

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

The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written off to operations due to the lack of historical cashflow of the license and lack of a market to resell the license.

Corporate Development and Innovation Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

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

The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. Refer to Note 3. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any riskes or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

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

(g)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common share-holders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

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

Corporate Development and Innovation Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)


FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company does not expect adoption of this standard to have a material effect on the Company's results of operations or financial position.

3.	License

The Company's only asset is a license acquired from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor?s website. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois, and Vermillion. The license was acquired on August 17, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer?s price, plus a mark up which the Grantor and the Company share equally.

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

The License was written-off to operations as at September 30, 2000 due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license. The Company plans to hire commissioned sales staff, establish an office, advertise, and begin making sales.

Corporate Development and Innovation Inc.
(A Development Stage Company)
Notes to Financial Statements
(expressed in U.S. dollars)
(Unaudited)

4.	Related Party Transactions/Balances

(a)	At March 31, 2003, the Company was indebted to the sole director of the
Company in the amount of $12,126. This debt is evidenced by an unsecured, non-interest bearing promissory note.

(b) During the three months ended March 31, 2003, the sole director donated services at a rate of $750 per month for a total of $2,250.

(c) Refer to Note 3.


5.	Subsequent Events

(a) On March 11, 2003 the company position on shares issued are as follows:

Preferred:	Certificates:   0
                Shares:         0

Warrant:	Certificates:   0
                Shares:         0

Options:	Certificates:   0
                Shares:         0

Common Free Trading:	Certificates:  63
                        Shares: 7,675,000

Common Restricted:	Certificates:	3    Report Prepared by
                        Shares:   836,000    HOLLADAY STOCK TRANSFER, INC
                                             2939 N 67th Place
Active Total:	Certificates:	66	     Scottsdale, AZ           85251
                                         tel:[480] 481-3940 fax:[480] 481-3941
Shares:	8,511,000

(b) The Company issued 200,000 shares at $0.01 per share for cash proceeds of $2,000 pursuant to a private placement to a relative of the President. The cash was received during the quarter ended December 31, 2002.

(c) The Company issued 50,000 shares to settle debt outstanding at December 31, 2002 of $803.

a. Share Exchange Agreement

Pursuant to a Share Exchange Agreement (the "Agreement") dated as of March 24, 2003 The Company will acquired all of the outstanding shares of common stock of The Millennium Business Group USA, Inc., ("MBG") a Nevada corporation, in a share exchange for an aggregate of 4,018,000 shares of common stock, 500,000 shares of voting preferred stock and 1,938,000 warrants of the Company (the "Exchange").

Completion of the acquisition is subject to certain conditions, which had not been fully satisfied at March 31, 2003. Edwin Lao remains the sole director of the Company as at March 31, 2003.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the period up to March 31, 2003 the Company has engaged in no significant operations other than organizational activities, completion of its sale of stock pursuant to its Registration Statement on Form SB-2 acquisition of the rights to market Vitamineralherb.com. and entering into the Share Exchange Agreement with Millennium Business Group. No revenues were received by the Company during this period.

For the current fiscal quarter,the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The Company received $7,610 from the sale of stock pursuant to the Registration Statement. Legal expenses were paid for by the Mr. Lao, the majority shareholder.

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

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than the Share Exchange Agreement with the Millennium Business Group.

If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Mr. Lao, and minority shareholders would simply continue to own shares in the resulting business

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------------------
  2.3                Share Exchange Agreement between the Company and the
                     Millennium Business Group USA, Inc.(2)
 16.3                Letter from Manning Elliott, Chartered Accountant(1)
 99                  certification of Officer


(b)  Reports on 8-K

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 2, 2003.

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 9, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORPORATE DEVELOPMENT AND INNOVATION INC. (Registrant)


Date:	July 11, 2003   /s/ Edwin Lao
                       ----------------
                         Edwin Lao, President
                         Director