Form 10QSB
period 2003-06-30
CORPORATE DEVELOPMENT & INOVATION INC
filed 2003-08-18
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   June 30, 2003

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

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2003:

                    12,567,100 Shares of Common Stock
                --------------------------------------------

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


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Corporate Development and Innovation Inc.
(A Development Stage Company)



                                                                 Index

Consolidated Balance Sheet                                        F-1

Consolidated Statements of Operations                             F-2

Consolidated Statements of Cash Flows                             F-3

Consolidated Notes to the Financial Statements                    F-4

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                            Consolidated Balance Sheet
                                  (Unaudited)
                           (expressed in U.S. dollars)


                                                     June 30,     September 30,
                                                       2003           2002
                                                     --------------------------
ASSETS

Current
     Cash                                             $  2,933      $ 144,018

Patents (Note 5)                                            20             20
                                                      --------      ---------
                                                      $  2,953      $ 144,038
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $ 40,367      $  12,282
     Related party payable (Note 6)                     47,265        151,570
                                                      --------      ---------
                                                        87,632        163,852
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 common shares with a par value
         $0.0001 per share
       20,000,000 preferred shares with a par
         value of $0.0001 per share

     Issued and outstanding:
       12,567,100 common shares at June 30, 2003 and
       10,000 common shares at September 30, 2002     $  1,257      $     10
       500,000 preferred shares at June 30, 2003 and
       0 preferred shares at September 30, 2002             50             -

     Additional Paid in Capital                        237,313             -

     Share subscriptions received                            -       226,385
                                                      --------      --------
                                                       238,620       226,395

Deficit Accumulated During the Development Stage      (323,299)     (246,209)
                                                      ---------     ---------
Total Stockholder's Equity (Deficit)                   (84,679)      (19,814)
                                                      ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $  2,953     $ 144,038
                                                      =========     =========

The accompanying notes are an integral part of these interim financial statements.

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                       Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  (Unaudited)


                                                                                     PERIOD FROM
                                                                                       INCEPTION
                                                                                       AUGUST 17
                                            THREE MONTHS ENDED   NINE MONTHS ENDED       2000 TO
                                                  JUNE 30             JUNE 30            JUNE 30
                                               2003      2002       2003       2002         2003
-------------------------------------------------------------------------------------------------
Expenses
   Management fees                          $ 11,250   $  6,000   $  33,750   $ 74,446  $ 259,421
   Consulting fees                             2,683          0       8,050     24,200     67,962
   Professional expenses                       3,867    168,667      11,600    171,884    222,551
   Donated Services                            2,250          0       2,250          0      2,250
   General and administrative                  1,273         27       1,273     11,170     30,948
                                            --------    --------   --------   --------  ---------

Loss Before the Following                   ( 21,323)  (174,694)    (56,923)  (281,700) (583,132)

Legal Settlement                                   0    280,000           0    280,000    280,000
                                            --------    --------   --------   --------  ---------

Net Income (Loss) For The Period            $(21,323)  $105,306   $ (56,923)  $ (1,700) (303,132)
                                                                                        =========


Net Loss per share                          $  (0.01)  $  (0.01)  $   (0.01)  $  (0.01)


Weighted Average Shares Outstanding        12,567,100  12,567,100  12,567,100 12,567,100



The accompanying notes are an integral part of these interim financial statements.

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                       Consolidated Statement of Cash Flows
                           (expressed in U.S. dollars)
                                   (Unaudited)

                                                                                             From
                                                                                        Inception
                                                                                        August 17
                                                           Nine Months Ended              2000 to
                                                                 June 30                  June 30
                                                          2003            2002               2003
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $ (56,923)     $   (1,700)    $ (303,132)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Donated services                                        2,250               0          2,250
   Accounts payable                                       19,650          10,054         31,932
                                                       ---------       ---------      ---------
                                                         (35,023)          8,354       (268,950)

Cash Flows from Investing Activities
   Patents                                                     0             (10)           (20)

Cash Flows from Financing Activities
   Common stock issued                                   236,360               0        236,370
   Share subscriptions received                         (226,385)         76,105              0
   Related party payable                                (116,431)         40,560         35,139
                                                       ---------       ---------      ---------
                                                        (106,456)        116,665        271,509

Cash Acquired On Acquisition of Subsidiary             $     394      $        0     $      394

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $(141,085)     $  125,009     $    2,933

Cash, beginning of period                                144,018          46,622              0

Cash, end of period                                    $   2,933      $  171,631     $    2,933
                                                       ===========     ==========    ===========

The accompanying notes are an integral part of these interim financial statements.

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                  June 30, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and notes thereto.

2.  NATURE OF OPERATIONS

a) Organization

   The Company was incorporated in the State of Washington, U.S.A. on August 17, 2000.

b) Development Stage Activities and Going Concern

   The Company's primary business function and mandate continues to be the development, manufacture and marketing of a unique line of Vitamins, Minerals and Herbs. These initiatives are carried out through the Company's newly formed consumer products division called "Vitacore Nutraceuticals" which remains focused on the sales and marketing of its innovative and proprietary nutraceutical and phytotonic supplements (Vitamins, Minerals and Herbs), and related technologies. With the recent acquisition of the Millennium Business Group USA, Inc., the Company now has the following three additional business focuses:

i)	A strong intellectual property position based on four validly assigned and issued US Patent and Trademark Office Patents which have been duly assigned to the Company and all of which are in the area of dental implant abutment components, devices and techniques. Over the next several months, the Company intends to develop and implement a legal defense strategy to help extract financial compensation from certain entities which have chosen to willfully infringe on the Company's patents.

ii)	Several consultancy/brokerage initiatives with a growing number of wireless internet communication companies who provide communication services to remote aboriginal communities and their healthcare centres.

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                  June 30, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

2.	NATURE OF OPERATIONS (Continued)

b)	Development Stage Activities and Going Concern (Continued)

iii)	As a manufacturers representative and channel marketer to numerous medical device manufacturing companies in the healthcare market.

With the acquisition of the above additional business initiatives and relationships, management plans to further evaluate, develop, manage and potentially fund the commercialization, sub-license and/or commercial sale of these assets.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                  June 30, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

a) Development Stage Company

   The Company is a development stage company as defined in the Statements of Financial Accounting Standards No.7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b) Consolidation

   These consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Millennium Business Group USA, Inc.

c) Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

d) Income Taxes

   The Company has adopted Statement of Financial Accounting Standards No.
   109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

e) Foreign Currency Translation

   The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

   i)   monetary items at the rate prevailing at the balance sheet date;
   ii)  non-monetary items at the historical exchange rate;
   iii) revenue and expense at the average rate in effect during the applicable accounting period.

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                  June 30, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

f) Basic and Diluted Loss Per Share

   In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

4.   ACQUISITION OF SUBSIDIARY

Effective April 8, 2003, Corporate Development and Innovation Inc. ("CDI") acquired 100% of the issued and outstanding shares of Millennium Business Group USA, Inc. ("MBG") by issuing 4,018,000 common shares and 500,000 preferred shares, and 1,938,000 share purchase warrants for the purchase of an additional 1,938,000 common shares at $0.05 per share to April 8, 2008. Since this transaction resulted in the former shareholders of MBG owning the majority of the issued shares of CDI, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by MBG of the net assets and liabilities of CDI. Under this purchase method of accounting, the results of operations of CDI are included in these consolidated financial statements from April 8, 2003.

CDI had a net asset deficiency at the acquisition date, therefore, the shares issued on acquisition were issued at fair value of $0 with the net asset dificiency of $20,167 charged to deficit. MBG is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

4.  ACQUISITION OF SUBSIDIARY (Continued)

   The acquisition is summarized as follows:
   Current Assets
      Cash                                             $    394

   Current Liabilities
      Accounts payable                                    8,435
      Related party payable                              12,126
                                                        -------
                                                         20,561

   Net Asset Deficiency                                $(20,167)
                                                       =========

                     Corporate Development and Innovation Inc.
                          (A Development Stage Company)
                     Notes to Consolidated Financial Statements
                                  June 30, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

5.  PATENTS

The Company has acquired, by assignment from a related party US Patents (#'s 5,527,182, 5,873,721, 6126,445 & 6,283,753) in the area of Osseo-
integrated dental implant componentry.

6.  RELATED PARTY PAYABLE

These amounts are unsecured and interest free with no specific terms of repayment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Background Information

Corporate Development & Innovation Inc., ["CDII"] has been a reporting issuer with the United States Securities & Exchange Commission {"S.E.C."] since November of 2000. Created as a special purpose corporate vehicle, for the healthcare industry, the Company's primary business function and mandate continues to be the development, manufacture and marketing of a unique line of vitamins, minerals and herbs. These initiatives are carried out through the Company's newly formed Consumer Products division called "Vitacore Nutraceuticals" which remains focused on the sales and marketing of its innovative and proprietary nutraceutical and phytotonic supplements (Vitamins, Minerals and Herbs) and related technologies. Vitacore's nutraceutical supplements will soon be available for e-commerce under the registered domain name of www.vitacore.com.

With the recent acquisition of the Millennium Business Group USA, Inc., whose share exchange agreement was executed on March 24, 2003 and which subsequently became effective April 8, 2003, the Company now has the following three additional business focuses which management believes are both synergistic with, and complimentary to, its existing business endeavors in the healthcare industry and which have generated the additional revenues for the Corporation as demonstrated on this fiscal quarter's consolidated financial statements:

a) a strong Intellectual Property position based on four validly assigned and issued US Patent and Trademark Office Patents which have been duly assigned to the Company and all of which are in the area of dental implant abutment components, devices and techniques. Over the next several months, the Company intends to develop and implement a legal defense strategy to help extract financial compensation from certain entities which have chosen to wilfully infringe on the Company's Patents by commercializing similar technologies, further to which the MBG USA entity has already been able to effectuate and finalize a U.S. court directed legal settlement with one infringing company (dated and executed on June 26, 2002) which resulted in a fully paid up license fee and cash settlement of 280,000 USD;

b) several consultancy/brokerage initiatives with a growing number of wireless Internet communication companies who provide communication services to remote Aboriginal communities and their healthcare centers. Because of the alarmingly high incidence of Type 2 Adult on-set Diabetes amongst the general Aboriginal population and the well documented positive effects that both a controlled diet and nutraceutical supplementation have on this disease, the Company now has a direct tie-in to the Aboriginal healthcare marketplace. Management believes that such initiatives represent significant potential market distribution opportunities for the Company's existing Nutraceutical business initiatives;

c) as a manufacturers representative and channel marketer to numerous medical device manufacturing companies in the healthcare market. Thus, in addition to its existing business functions, the Company has now acquired rights to promote and or license certain healthcare products, business opportunities, licenses and or technologies which are highly complimentary to the Company's primary business mandates. As a direct result of the MBG USA acquisition, one specific example of this is the Company's newly acquired relationship with an ISO 9002 manufacturer named SIPCO Industries Ltd., which produces a proprietary enzyme based product called Garden Utopia. Garden Utopia is a unique and innovative Bio-enzymatic Root stimulant which has been found to help stimulate increased growth and maturation of various plants, shrubs, flowers and a diverse range of vegetation and crops. The Garden Utopia product has been reviewed and granted status as an Organic Corp Production Aid Organic by a US non-for-profit organization called "O.M.R.I." (the Organic Materials Research Institute), in Oregon, USA. The Company's plans are to perform further testing and evaluations with Garden Utopia because of their obvious potential effects not only on the production of its Vitamins, Mineral and Herb products but as a commercially viable item for resale to the organic nutraceutical industry.

With the acquisition of the above additional business initiatives and relationships, Management plans to further evaluate, develop, manage and potentially fund the commercialization, sub-license and or commercial sale of these assets. Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its various business initiatives. Since its inception, the Company has funded operations through common stock issuances and related party loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

With the completion of the MBG USA Acquisition this past fiscal quarter, both

CDII's Board of Directors and Sr. Management Team has undergone significant internal changes in order to keep pace with the expanded distribution network and services that MBG USA, its affiliate companies and clients offer.

Management and Board

CDII's Sr. Management Team exudes a vibrant entrepreneurial spirit which is grounded by a strong sense of fiscal responsibility and real world, practical experience. Management understands what it takes to create sustainable business and how to successfully integrate various new products, services and technologies into the everyday business operations of its clients. This diversity in business acumen provides a strong platform to challenge traditional Business Models and fosters a creative, fresh approach to structuring and developing profitable new partnerships. Together, this Senior Management Team will oversee the day-to-day operations of CDII and ensure that the Board's vision and CDII business model are fulfilled. The Company's Board of Directors augments, extends and enhances the Management Team, providing CDII with considerable expertise and resources. CDII's current Board of Directors, affiliated Advisors and consultants have been instrumental in helping the Management Team shape and define the CDII Business Model and fully endorse the Company's strategic Licensing efforts. The Board also brings a well developed understanding of the challenges faced by businesses and will offer a dynamic perspective for the Company's day-to-day and strategic operations. As of August 15th, 2003, CDII's Board of Directors and Senior Management team is comprised of the following individuals:

Board of Directors:

Dr. Andrew Willoughby - Chairman
Mr. Edwin Lao - Director
Mr. Donald G. Walker - Director
Mr. Robert Rosner -Director

Senior Management Team:

Dr. Andrew Willoughby - C.E.O.
Mr. Edwin Lao - President & Treasurer
Mr. Marlon Shangi - Chief Technology Officer & Wireless Data Communications Mr. Robert Rosner - VP Regulatory Affairs & Compliance, Corp. Secretary
Mr. Doug Johnson - VP Channel Markets & Consumer Products Division
Mr. David Roberts - Director of Corporate Communications
Mr. David Willoughby - VP Sales - Americas & Europe
Mr. Dickson Wong - C.F.O.

CDII's four (4) active business divisions now include;

1) Consumer Products division: provides a range of clinically proven, highly proprietary, unique and effective vitamin, mineral and herb products and technologies for sale through a combination of wholesale distributors and Internet based sales and marketing efforts. These products are in the process of being branded under the name "VitaCore Nutraceuticals" using the registered domain name of www.vitacore.com. Additionally, MBG USA has assigned to CDII the marketing rights to an ancillary product called Garden Utopia - which is manufactured by one of MBG USA's manufacturers name SIPCO Industries. Garden

Utopia is a unique and innovative Bio-enzymatic Root stimulant which has been found to help stimulate increased growth and maturation of various plants, shrubs, flowers and a diverse range of vegetation and crops. The Garden Utopia product has been reviewed and granted status as an Organic Corp Production Aid Organic by a US non for profit organization called "O.M.R.I." The Organic Materials Research Institute, in Oregon, USA. CDII's plans are to perform further testing and evaluations as they relate to the production of Vitamins, Minerals and Herbs.

2) Healthcare division: with the help of an affiliate company called CIBRON Corporation, MBG USA functions as a sales and marketing representative or "manufacturers agent" for a number of medical device manufacturing companies and related healthcare distribution entities. MBG USA's clients include; ALDA Pharmaceuticals Ltd., Sipco Industries Ltd, Arlington Scientific, Contract Latex Dippers, SDN, Bhd., Alternet Systems, Ltd., Arrowhead Scientific, Rad Pad Inc. These manufacturer's products are distributed and sold thru various distribution logistics channels including Unisource Canada, VWR Can Lab, NITA HealthWEB and Medical Mart Supplies Ltd.

3) Consultancy Services division: provides consultancy and brokerage services to various clients in the wireless communications and healthcare industries.

4) Intellectual Property & Technology Transfer division: focused on the continued defense and commercial license of intellectual property currently involving the following areas;

With the expanded distribution network that MBG USA and its clients offer, CDII is now in a position to establish more cost effective and differentiated
business solutions for its various products and services.    Although there
has been no active business or sales over the last quarter CDII's efforts have been focused on structuring and developing the necessary infrastructure to help fulfill these deliverables and thus, the related invoices for services which have been presented to the Corporation over the past several months and which appear in this quarters Consolidated Financial Statements for CDII.

CDII's goal over the ensuing twelve month period is three fold; 1) to grow {profitably}its existing business initiatives in the nutraceutical, healthcare and wireless communications; 2) Pursuit and defense of its Intellectual property assets through the negotiation and settlement of royalty based Licensing arrangements and 3) supplementing this growth via the strategic acquisition of smaller positive cash flowing businesses within the same vertical markets. Management plans to fund these initiatives through a combination of Private Placement of funds and internal cash flows from on-going operations. Although the exact amount of Private Placement funds has not yet been determined or approved by CDII's Board of Directors, the Use of Proceeds will be focused on sales and marketing costs, internal administrative costs and continued research and development into its various products.

STATUS OF OPERATIONS

During the period up to June 30, 2003 the Company has engaged in no significant operations other than organizational activities, completion of its sale of a private offering of 38,100 shares of the Company's stock, par value $0.0001 per share ("Common Stock") in a private placement for $0.10 per share for a total of $3,810 and in conformity with Regulation S of the Securities Act, and entering into the Share Exchange Agreement with Millennium Business Group USA, Inc. No revenues were received by the Company during this period.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Securities:

Via Share Exchange Agreement:

4,018,000 Common shares of CDII

500,000 [20:1] super voting Preferred shares issued pro-rata to Common A shareholders of MBG USA

38,100 Common shares at 10 cents USD per share Private Placement

Total Issued and Outstanding:   8,511,000 + 38,100 + 4,018,000 = 12,567,100

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

                                      16
ITEM 5. OTHER MATTERS

On March 31, 2003 the Company's sole Director Mr. Edwin Lao, filed Form 8-k announcing certain material changes to its business operations which were filed in error.

In this Form 8-k it was stated that the Effective March 24, 2003, Andrew Willoughby and Don Walker were elected directors of the Company, pursuant to the Agreement and the Board of Directors of the Company was expanded to 3.

Although the Share Exchange Agreement between the Company, Millennium Business Group USA, Inc and its shareholders was both executed and approved by the unanimous consent of the Company's Board of Directors and the shareholders of MBG as of March 24, 2003, the endorsement, transfer and exchange of 100% of the issued and outstanding shares of the Millennium Business Group USA, Inc., was not completed until April the 8th, 2003 and so the Exchange was not officially completed or closed until this date. This means that even though the Agreement was executed on March 24, 2003, the appointment of both Donald Walker and Andrew Willoughby as new Directors of the Company was not officially approved by the Company's sole Director by way of Directors resolution until April 8, 2003.

In addition to these events the Company also reports that on August 14, 2003 the Company's Board of Directors passed a further series of Board
Resolutions electing Mr. Robert Rosner to the Board of Directors, pursuant to which the Company's Board of Directors was expanded to include the following 4 members:

Dr. Andrew Willoughby - Chairman/Director
Mr. Edwin Lao - Director
Mr. Donald G. Walker - Director
Mr. Robert Rosner -Director

The Company's Board also adopted and approved the following changes to its registered Officers and Senior Management Team which as of today's date, August 15th now includes the following individuals:

Dr. Andrew Willoughby - Chief Executive Officer
Mr. Edwin Lao - President & Treasurer
Mr. Marlon Shangi - Chief Technology Officer - Wireless Data Communications Mr. Robert Rosner - VP Regulatory Affairs & Compliance, Corp. Secretary
Mr. Doug Johnson - VP Channel Markets & Consumer Products Division
Mr. David Roberts -Director of Corporate Communications
Mr. David Willoughby - VP Sales - Americas & Europe
Mr. Dickson Wong - Chief Financial Officer

Additionally, on August 14,2003 the Company's four Board of Director members unanimously approved a corporate name change for the Company from Corporate Development and Innovation, Inc., ("CDII") to "CIMBIX Corporation" and subsequently adopted and accepted the sole and irrevocable assignment of the domain name www.cimbix.com. The Company then gave its newly appointed Chief Executive Officer, Dr. Andrew Willoughby, full power and authority to make the necessary Articles of Amendment to the Company's By-Laws to effectuate this legal name change for the Corporation with the

                                     17
necessary state and regulatory bodies.


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


(b)  Reports on 8-K

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 2, 2003 and August 1, 2003

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 9, 2003

                                    18


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORPORATE DEVELOPMENT AND INNOVATION INC. (Registrant)


Date:	August 15, 2003   /s/ Edwin Lao
                       ----------------
                         Edwin Lao, President
                         Director