Form 10QSB/A
period 2003-06-30
CORPORATE DEVELOPMENT & INOVATION INC
filed 2003-08-27
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB/A

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   June 30, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from  		 to

                  Commission file number       000-49955

                           CIMBIX CORPORATION
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

            CORPORATE DEVELOPMENT AND INNOVATION, INC.
          --------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

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

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.  Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------------------
  2.3 Share Exchange Agreement between the Company and the Millennium Business Group USA, Inc.(2)
  3.1                Amended Articles of Incorporation (3)
 16.3                Letter from Manning Elliott, Chartered Accountant(1)
 31.1                Certification 302 of Chief Executive Officer
 31.2                Certification 302 of President
 32.1                Certification 906 of Chief Executive Officer
 32.2                Certification 906 of President


(b)  Reports on 8-K

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 2, 2003 and August 1, 2003

(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 9, 2003

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated August 26, 2003

                                    18


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORPORATE DEVELOPMENT AND INNOVATION INC. (Registrant)


Date:	August 26, 2003   /s/ Edwin Lao
                       ----------------------
                         Edwin Lao
                         President


Date:   August 26, 2003   /s/ Andrew Willoughby
                         -----------------------
                         Andrew Willoughby
                         Chief Executive Officer