Form 10KSB
CIMBIX CORP
filed 2004-01-28
CIK 1127007

UNITED STATES SECURITIES EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2003

                       COMMISSION FILE NO.:   000-49955

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _____ TO _____

                         CIMBIX  CORPORATION
          -------------------------------------------------
           (Name of small business issuer in its charter)

            Washington                            91-2060082
-----------------------------------    -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

#1710, 1000 2nd Avenue
Seattle, Washington                               98104
-----------------------------------------    -----------------------
(Address of principle executive offices)        ( Zip Code)

Issuer's telephone number:  (206) 973-1895
                            -----------------------

Former Name and Address:

         Corporate Development & Innovation, Inc.
         4911 Cabot Drive, Richmond, BC Canada  V7C 4J5

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $0.0001 par value
         ------------------------------------
          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.            YES [x]    NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

Issuer's revenues for its most recent fiscal year was $9,500

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2003 is NIL dollars, based on the fact that there is no public market for the registrants common stock.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,717,100 SHARES OF $0.0001 PAR VALUE COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 2003.

Transitional Small Business Disclosure Format (check one):
                                                    Yes [ ] No [ x ]

PART 1

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission since November 2000. On August 26, 2003, the Company changed its name from
Corporate Development and Innovation, Inc. to Cimbix Corporation
("Cimbix", the "Company").

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring and re-organization; completion of a private placement; and the execution of a share exchange agreement with a privately held Nevada corporation named Milliennium Business Group USA, Inc. ("MBG USA").

Since the Company's inception and up until approximately March of 2003, the Company was engaged solely in the market development and sale of vitamins, minerals, nutritional supplements, and other health and fitness products over the internet. The Company's limited focus was the result of an exclusive license agreement with Vitamineralherb.com to market, distribute and sell their Vitamineralherb.com products to health and fitness professionals in the state of Illinois less the counties of Jo Davies, Stevenson, Winnebago, Rock Island, Henry, Will, Kankakee, Iroquois and Vermillion. The three year license agreement with Vitamineralherb.com expired and the Company made no plans to renew. Instead, the Company's continued interest in this market sector has been re-focused on the development, manufacture and marketing of a unique, but much broader and more encompassing line of custom blended vitamins, minerals and herbs now being carried out through the Company's newly formed Consumer Products division called "Vitacore Nutraceuticals".

In early September 2003, the Company's new Vitacore division was also introduced to a unique patented line of oral dosed vitamin and mineral spray products called "micro sprays" manufactured by a U.S. company called Micro Laboratories. These micro spray products are unique because they are not only capable of delivering smaller concentrations of certain nutritional supplements quicker and more efficiently by spraying them under the tongue, but they also contain no alcohol, preservatives or natural sugars. Instead, they contain a naturally derived sugar substitute called "xylitol", which makes these micro sprays "diabetic-safe". We are currently trying to finalize discussions with Micro Laboratories over possible distribution and marketing arrangements within key market niches and key territories and sectors of Canada as well as foreign health care industry.

On March 24, 2003, the Company acquired 100% of the shares of MBG USA making it a wholly owned subsidiary. Our plan is to compliment, augment and extend the early stage activities and business plans of the Company.

As a result of these new business initiatives and activities the Company has been able to undertake the development and the creation of the following three additional business segments, in addition to its new Vitacore division. These four new active business divisions are as follows:

1. Consumers Products Division

The Consumer Products Division provides a range of clinically proven, highly proprietary, unique and effective vitamin, mineral and herb products and technologies for sale through a combination of wholesale distributors and internet based sales and marketing efforts. These products are in the process of being branded under the name "VitaCore Nutraceuticals" using the registered domain name of www.vitacore.com. A complete list of these products can be found at our website.
The Vitacore products have been formulated by master herbalists Dr. David Chuah and Mr. Victor Shim, under the terms and conditions of a contract manufacturing relationship using a proprietary combination of western Aboriginal medicine, homeopathic techniques and traditional Chinese medicine {"TCM"} practices. The result is a line of premium value added products with extreme potency, refined by years and years of clinical practice and expertise. Currently, the Vitacore team is preparing final label designs and marketing literature and hopes to be able to commercialize its various products in the new year.

The Company is also presently developing various direct advertising and internet based marketing initiatives through pre-existing distribution channels to promote the value added features and benefits of its uniquely formulated nutraceutical and botanical extract products. Marketing efforts shall be supported by live attendants, order fulfillment centers and a business-to-consumer platform both of which Vitacore and Cimbix plan on utilizing to help establish themselves as market leaders within certain specialty markets of the nutraceutical and botanical supply industry.
One of our new business initiatives is the exclusive distribution and supply agreement that we have entered with NITA HealthWEB Inc. ("NITA"). NITA provides procurement and fulfillment of medical supplies, EMS equipment and related products to remote Aboriginal healthcare centers. These remote healthcare centers service predominately Aboriginal people amongst which, the incidence of diabetes and related ailments such as arthritis and retinopathy have reached pandemic proportions. The aim of the Vitacore supplement program is to allow greater flexibility and choice in determining how to best treat health problems and to provide products that are similar to traditional holistic preventative medicine practices.
In addition, the Company's Vitacore division has also acquired certain non-exclusive marketing and sales rights to a line of proprietary enzyme based products manufactured by a company called SIPCO Industries Ltd. SIPCO is an ISO 9002 registered manufacturer which produces a naturally fermented bio-enzymatic root 'soak' product called "Garden Utopia". Garden Utopia is manufactured by a Canadian company called SIPCO Industries Ltd., and has been found to help stimulate significant increased growth and maturation of various plants, shrubs, flowers and a diverse range of vegetation and crops. The Garden Utopia product has been reviewed and granted status as an Organic Crop Production Aid by a U.S. not-for-profit organization called "O.M.R.I." (the Organic Materials Research Institute) in Oregon, USA. Our plan is to perform further testing and evaluations as they relate to the production of the various vitamins, minerals and herbs and the possible commercial re-sale of this Garden Utopia product through established distribution networks.

2. Healthcare Division

With the help of an affiliate company called CIBRON Corporation, the Company's healthcare division acts as a sales and marketing representative or "manufacturers agent" for a number of medical device manufacturing companies, related healthcare distribution entities, as well as the healthcare related products and services of one U.S. publicly traded company named Alternet Systems, Inc. As a manufacture's agent, the Company's healthcare division provides a fully integrated series of programs including sales training, detailing, in-servicing and after market sales support, all of which are designed to help distributors increase their inventory turnovers and to sell more products. A complete list of these products can be found on our website.

3. Consultancy Services Division

The Company's newly formed consultancy service division aims to provide consultancy and brokerage services to various clients in the wireless internet communication and healthcare industry who, in turn, provide communication services to remote Aboriginal communities and
their healthcare centers.   As the direct result of a strategic
alliance with an affiliate company named CIBRON Corporation, the Company is an authorized agent to all five (5) of the following information technology and internet communications companies:

A. Softhill Technologies Ltd. ["Softhill"] utilizes an 802.11b wireless [Wi-Fi] system with unique Network Operating Systems ["N.O.S."] and Network Management Systems ["N.M.S."] software called 'Brilan' which is used to bridge multiple L.A.N.'s and create mobile W.A.N's. (www.softhill.com for more information)

B. Astriix Wireless Solutions, Inc. ["Astriix"] utilizes a combination of proprietary technologies to deploy a fully meshed, plug and play, Wi-Fi network that enables users to roam across an extended wireless network footprint the first of its kind in Canada and one of the first in the world. Astriix proprietary Wi-Fi network enables users to access high bandwidth applications like video-conferencing and voice over internet protocol while staying connected over an extended coverage area. The net result is a superior broadband wireless distributed wide area network that can dramatically improve the speed, efficiency and range of web enabled services so they may be used by any number of end-users sharing and or accessing this virtual private communications network. (www.astriix.com for more information)

C. Alternet Systems Ltd. ["Alternet"] an NASDAQ OTC:BB reporting issuer [ticker symbol "ASYI"] owns and operates a highly proprietary satellite driven, web-enabled caching broadcast server technology and an impressive suite of software products and services, which in collaboration with Radian Technologies, Hewlett Packard Canada and INFOSat Telecommunications
Inc., provides geographically remote communities with a vast array of high speed internet based services. One such service [already commercialized] is called "1NterLink" which is an educational service module designed specifically for Indigenous Aboriginal communities and which utilizes Alternet's hardware and software technology exclusively. (www.alternetsystems.com for more information)

D. Claremont Technologies Corp. ["Claremont"] an NASDAQ OTC:BB reporting issuer [ticker symbol "CTTG"] is a wireless internet communications company with three (3) primary focuses; i) the establishment of 802.11b wireless WI-Fi VPN networks ii) the sale and promotion of MOBIUS disposable cellular phones within the vertical consumer marketplace defined as 'retail electronic stores' and iii) the sale and promotion of safe cell tab devices for neutralizing the harmful effects of EM radiation found in and around the above two market niches. (www.claremont-technologies.com for more information)

E. NITA HealthWEB Inc., ["NITA"] provides a nationally consolidated program allowing hundreds of Canadian remote Aboriginal healthcare centers to purchase a comprehensive offering of consumer medical supplies and equipment at substantial cost savings. NITA HealthWEB's web-enabled consolidated healthcare purchasing program ensures both significant time and cost savings for its Aboriginal HCC customers.
(www.nitahealthweb.com for more information)

It is important to note that many of the above services were developed out of the Company's desire to help service the broader needs of some of the more northern remote, healthcare clients and communities. Many of these services were essentially required as part of a viable, cost effective "last mile solution" in order to bring hi-speed digital internet communications to remote areas and communities. Without broadband service, the ability to effectively procure and fulfill medical supplies was and still is very limited.

The revenue model for the Company's Consultancy Services Division is to simply facilitate business on behalf of its clients as either a consultant or a broker in order to generate revenue based and future business opportunities which can be invoiced to the client on as a percentage of the business it generates. Since these initiatives have only recently been developed, thus far, they have not generated any revenues or sales for the Company. However, beginning in the new year, the Company anticipates that this will change.

4. Intellectual Property and Technology Transfer Division

The wholly owned subsidiary of the Company, MBG USA, forms the Company's intellectual property and technology transfer division. With a strong intellectual property position based on four validly issued and assigned U.S. Patents [all in the area of dental implant abutment components, devices and techniques] it is the Company's intention over the next several months, to develop and implement a legal defense strategy to help extract financial compensation from certain entities which have chosen to willfully infringe on the Company's patents by commercializing similar technologies, further to which the MBG USA entity has already been able to effectuate and finalize a U.S. court directed legal settlement with one infringing company (dated and executed on June 26, 2002) which resulted in a fully paid up license fee and cash settlement of $280,000 USD. Management plans to further evaluate, develop, manage and fund the commercialization, sub-license and or commercial sale of these various assets. The Company hopes to be a position to establish more cost effective and differentiated business solutions for its various products and services. Our ability to continue with the business plan is contingent upon our obtaining additional capital to assist in developing the concept and the new operational plan.

DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

We currently have minimal cash reserves and a significant working
capital deficit.   Accordingly, our ability to pursue our plan of
operations is contingent on our being able to obtain funding for the development and commercialization of our products and services. We plan to commence an offering in the form of equity financing from the sale of our common stock in the principal amount of up to $350,000 to persons who are "accredited investors" in private placement transactions. There is no assurance we will be able to raise any funds through this offering.

The Company recently filed the required forms with NASDAQ to seek a quotation on the OTC Bulletin Board. If approved, the Company will incur regulatory compliance costs to maintain our trading status.
The amount of these costs is not known at this time.

SUBSIDIARIES

We entered into a share exchange agreement with the shareholders of MBG USA. The acquisition of MBG USA makes it a wholly owned subsidiary of the Company. With the acquisition of MBG USA, the Company can further evaluate, develop, manage, fund and exploit the commercialization, sub-license and commercial sale of these assets.

PATENTS AND TRADEMARKS

We do not own any patent or trademark legally. However, we do currently own the internet domain www.cimbix.com and www.vitacore.com. Through our wholly owned subsidiary, MBG USA, the Company also beneficially owns four U.S. validly issued patents. These patents are all in the area of dental implant abutment components, devices and techniques. The patents are identified as number 5,527,182, 5,873,721, 6,126445 and 6,283,753. Our Intellectual Property and Technology Transfer division is currently developing a legal defence strategy to protect, maintain and help extract financial compensation from certain entities which may have chosen to 'wilfully' infringe on these patents by commercializing similar technologies.

RESEARCH AND DEVELOPMENT EXPENDITURES

The Company expended no further monies on research and development associated with Vitamineralherb.com. In fact, the three year Vitamineralherb.com license which was granted by Mr. Edwin Lao to the Company in return for which the Company issued a total of 7,500,000 shares of its common stock to Mr. Lao, has since expired and the Company decided not to renew.

The Company has also entered into a share exchange agreement with MBG USA issuing a total of 4,018,000 shares of its common stock, 500,000 shares of its preferred stock and 1,938,000 warrants so that MBG USA becomes a wholly owned subsidiary of the Company. Each share of the preferred stock issued to the shareholders of MBG USA, is also convertible into two shares of common stock of the Company. Other than the share issuance, the Company have not expended any money on research and development associated with MBG USA except for costs relating to the development, creation and maintenance of the new corporate websites of Vitacore and Cimbix. The Company incurred $5,750 in consulting fees to date. The Company is also building an e-commerce engine for its Vitacore site. This process is not yet complete and is ongoing. The Company anticipates that costs will not be more than $7,500 and expects ongoing maintenance and support costs to be approximately $500 per month.

COMPETITION

The electronic commerce industry is new, rapidly evolving and intensely competitive, and Cimbix expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

The Company's competitors can be divided into several groups including:

- traditional vitamins, supplements, minerals and alternative health products retailers;
- the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
- online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
- independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
- mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
- direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Cimbix has. In addition, an online retailer may be acquired by, Receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company does. Increased competition may result in reduced operating margins and loss of market share.

The Company believes that the principal competitive factors in its market are:

- ability to attract and retain customers;
- breadth of product selection;
- product pricing;
- ability to customize products and labeling;
- quality and responsiveness of customer service

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services offered on the Company's website.

The Company believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:
-	Lack of convenience and personalized service. Traditional
retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
-	Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be - economically offered in each store location.
- Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

As a result of the foregoing limitations, the Company believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

Cimbix hopes to attract and retain consumers through the following key attributes of its business:

- Broad Expandable Product Assortment. The Company's product selection is substantially larger than that offered by store-based retailers.
- Low Product Prices. Product prices can be kept low due to volume purchases through the Company's affiliation with Vitacore and other licensees. Product prices will also be lower due to Cimbix's lack of need of inventory and warehouse space. All products are shipped from the supplier's inventory.
- Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
- Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

REGULATORY ENVIRONMENT

The manufacturing, processing, formulating, packaging, labeling and advertising of the products that Cimbix sells may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside. The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes. Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution. The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on the Company's site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of the Company's suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Cimbix's marketing of products and could cause us to incur significant additional expenses.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and Cimbix cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products Cimbix offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the noncompliant literature from Cimbix's website or the modification of Cimbix's selling methods, interfering with Corporate Development and Innovation continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, Cimbix cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to Cimbix's business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

REGULATION OF THE INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in the Company's sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities.

EMPLOYEES

Cimbix is a development stage company which currently has a total of ten (10) individuals who work for and represent the companies various business interests. The Company is currently managed by Dr. Andrew
JM Willoughby, who acts as the Company's Chief Executive Officer and Chairman. Including Dr Willoughby there are a total of three (3) persons who are considered as employees of the company. Effective October 1, 2003 these three employees will be compensated annually for their services utilizing a combination of accrued monthly salary and stock issuances.These three individuals include; Andrew Willoughby - Chairman and CEO, Doug Johnson - President & Director and Robert Rosner - VP Regulatory Affairs and Compliance. As of the fiscal year ending September 30,2003, Dr Willoughby was the only indivdual to recieve any form of a salary draw [$4500.00 in total].

With the exception of Ms. Maribel Jordan who acts as the Company's general office administrator, the remaining six individuals hold senior management positions with the company. These indivudals include, Mr. Dickson Wong - Chief Financial Officer; Mr. Marlon A Shangi- Chief Technology Officer; Mr. Donald Walker - Vice President of Channel Marketing and Licensing;, Mr. David G Roberts- Director of Corporate Communications; Mr. David J Willoughby-, Vice President of Sales in Americas and Europe., and Dr. David Chuah- Vice President of Research and Development in our Vitacore division. As of September 30, 2003 none of these individuals had been compensated by the Company for their time or efforts. Starting October 1, 2003 however, the efforts of these six individuals plus those of Ms. Jordan will be compensated thru the issuance of various stock issuances.

Upon successful financing, the Company will seek to compensate the above indivduals with some sort of reasonable and insutry standard salay base or draw against commission as well as hire additional sales and marketing staff to fulfill its business model.

Several of the above individuals also function in a similar capacity within MBG USA. Dr. Andrew Willoughby is the President; Mr. Robert Rosner is the Vice President of Investor Relations and Business Development, and Corporate Secretary; and Mr. Donald Walker is the Treasurer. In February 2003, MBG USA employed both Mr. Douglas Johnson as sales representative and Mr. David Roberts as an independent sales consultant to help represent some of the Company's newly anticipated product offerings. as of September 30, 2003 both Mr.Roberts and Mr.Johnson were 100% commissioned sales representatives who had not yet transacted or completed any sales but had both been instrumental in helping develop current and precise competitive market analysis and sourcing new manufactuing client and products for the Company's various divisions.

The Management of both Cimbix and MBG USA plans, as soon as time and finances permit, to hire additional employees for its US based operations especially in the areas of finance, sales, marketing and investor/public relations. To ensure that the most appropriate and qualified employees are hired the Company anticipates either hiring a qualified human resources person or outsourcing this responsibility to a qualified third party who is qualified to aid in this selection process. Cimbix may also choose to outsource some of its marketing roles by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Cimbix's Head offices are located at #1710, 1000 Second Avenue,
Seattle, Washington, 98104. The Company's phone number is 206-973-
1895.

The Company also maintains a small sales and communications office in Vancouver, B.C., Canada as well as a small marketing office in Larkspur, California which is maintained by Mr. Donald Walker, the Company's director and Vice President. The Canadian sales and corporate communications offices are located at Suite 3400, 666 Burrard Street, Vancouver, British Columbia, Canada V5Z 4C2. The telephone number is 604-647-3446 and the email address is map@cimbix.com. The U.S. Marketing Offices are located at Suite 102, 702 College, Incline Village, Nevada 89450. The telephone number is 415-479-1176 and the email address is mktg@cimbix.com.

Additionally, as MBG USA's Vice President of Investor Relations and Business Development as well as the Company's Vice President of Regulatory Affairs and Compliance officer and Corporate Secretary, Mr. Robert Rosner maintains a small office on behalf of both the Companies in the greater Los Angeles, California area. The U.S. sales office and corporate compliance offices are located at Suite 134, 9663 Santa Monica Boulevard, Beverly Hills, California 90210. The toll free telephone number is 1-877-4CIMBIX (1-877-424-6249) and the email address is compliance@cimbix.com.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of the board of directors of Cimbix, the Company is not currently party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding. We know of no other threatened legal proceeding against the Company; however, once the Company has successfully achieved a public listing of its common securities, the Company anticipates beginning new legal proceedings and litigation against several identified companies which the Company believes are currently infringing on one or more of its validly issued U.S. patents. The U.S. District courts of Nevada have already found the patents of the Company's wholly owned subsidiary to be both valid and enforceable. MBG USA has already been awarded and has received a cash settlement from one competitive entity who was found guilty of past patent infringement.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the year ended September 30, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

No established public trading market exists for Cimbix's securities. The Company has no common equity subject to outstanding purchase options. However, as a result of the share exchange with MBG USA, the holders of 2,080,000 shares of MBG USA Common A shares received 2,080,000 shares of the Company's common stock (on a one for one basis) and 500,000 (on a pro-rata basis) shares of the Company's voting preferred stock. Every share of voting preferred stock has twenty (20) votes compared to one vote for each share of Company common stock. Each share of voting preferred is also convertible into two (2) shares of common stock of the Company. Furthermore, the holders of the 1,938,000 shares of MBG USA Common B Shares also received 1,938,000 shares of the Company's common stock (one a one for one basis) along with 1,938,000 warrants issued from the Company's treasury (on a one for one basis). Each warrant has an exercise price of $0.05 per share. The warrants will be exercisable one year after issuance, for a period of up to five years.

The Company is not aware of any of its common equity shareholdings that could without a prior legal opinion from a U.S. securities attorney which could be sold pursuant to Rule 144 under the Securities Act or that the Company has agreed to register under the Securities Act for sale by shareholders.

To date the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon the Company's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors. There are 12,717,100 outstanding common shares as of September 30, 2003 held amongst approximately 104 registered stockholders of our common stock shareholders.

We have recently filed the required forms to be listed on the Over-the-counters Bulletin Board with NASDAQ and pending approval from the exchange. A reserved ticker symbol "CMBX" has been reserved for the Company. There can be no assurances that the Company will be approved by the exchange to start trading its common stock or that a trading market will continue or that it will develop into an active, liquid market for the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2003. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the period up to September 30, 2003, the Company has engaged in organizational activities, and the acquisition of the Millennium Business Group USA, Inc.

For the current fiscal quarter, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with setting up a company structure to begin implementing its business plan and the acquisition of MBG USA. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Since the execution of the share exchange agreement with MBG USA a total of $21,300 have been private placed into the Treasury of the Company in exchange for equity, (138,100 shares of common stock at $0.10 per share and an additional 50,000 shares of common stock at $0.15 per share). These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.

The Company will need additional capital to carry out its business plan. Although one of the Company's current directorsand officers, Mr. Robert Rosner has, subsequent to September 30, 2003, privately placed a total of $80,000 into the Company's MBG USA subsidiary in exchange for equity in Cimbix, (120,000 shares of Cimbix common stock at $0.215 per share and 250,000 shares of Cimbix common stock at $0.20 per share) the Company believes that in additional to its anticiapted cash flows from operations it will need at least an additional minimum $250,000 in further private placement funding in order to fulfill its business plan. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

If we are able to raise the additional funding of $250,000 in private placement transactions over the next twelve months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

$200,000 to hire additional managers and staff in the sales, marketing and investor relations departments for our US offices.
$ 20,000 for outsourced advertising, graphic artwork and printing of marketing materials.
$ 30,000 for operational infrastructure costs including rent, communications, consumable supplies and travel.

In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support any of its business divisions on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate the business, enter into a new line of business or engage in a business combination with another business.

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than those which have been otherwise described on its current websites. Although the Company does not presently intend to enter into a new line of business or business combination, it reserves the right to change its mind in an attempt to either complement or accentuate its current business initiatives. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $0.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Dr. Andrew Willoughby, and minority shareholders would simply continue to own shares in the resulting business.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2003 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2003 was $5,491. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $365,225 and as of September 20, 2003 we had a working a capital deficiency of $109,105. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

We are presently in the development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue. All required administrative expenses are currently being paid by directors of the Company subject to reimbursement. In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

RISK FACTORS

Dependence upon external financing

It is imperative that we raise additional capital to complete our operational plan to promote and commercialize our newly acquired business combinations and activities. We will also require funds to sustain our business operations if we are not successful in earning revenues from our various divisions. We estimate that we would require additional funding of $250,000 to pursue our business strategy. If we are unable to obtain equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to expand our current operational plan. Any sale of share capital will result in dilution to existing shareholders.

Dependence on key management

Our success is highly dependent upon the continued services of Dr. Andrew Willoughby, our Chief Executive, Mr. Dickson Wong, our CFO, Mr. Doug Johnson, our President and Mr. Robert Rosner our VP Investor Relations
& Director of Regulatory Affairs. If any of the foregoing persons were to leave us, it could have a materially adverse effect upon our business and operations. We anticipate entering into employment contracts with the foregoing individuals, but can provide no assurance that we will come to terms for such employment agreements.

Dependence on Manufacturing Capabilities and Capacities

All of the various healthcare related products and services which the Company represents on behalf of its various manufacturers, are fully functional devices manufactured to commercial specifications and which currently have all the necessary pre-market regulatory approvals in place. However, there can be no assurances that the same standard and level of Quality Assurance and Quality Control will still be employed by these same manufacturers with increased levels of mass commercial production for these same devices and products. The in-ability to meet or exceed minimum performance production standards could adversely impact the functionality of one or more of the devices marketed and sold by the company which in turn could negatively impact existing vendor relationships and potentially the continued viability of our business. Furthermore, given heightened demand for the company's products and limited manufacturing capabilities, the company's manufacturers may not be able to meet the required manufacturing capacities for the products marketed and sold by the Company, which in turn could cause a shortage in supply. If we are unsuccessful in addressing these risks, or finding a suitable alternate supply of a similar or like product our business could potentially fail.

Intellectual Property Strategy

With the four US Patents that are currently owned by the Company's wholly owned subsidiary, MBG USA has already been able to execute a U.S. court directed legal settlement with one infringing company. On June 26, 2002, this resulted in a fully paid up license fee and cash settlement for MBG USA of $280,000.

It is the Company's intention over the next several months, to develop and implement a legal defense strategy to help extract financial compensation from certain other entities which have also chosen to willfully infringe on the Company's Patents by commercializing similar technologies. The Company's ability to pursue these opportunities is in large part contingent upon our obtaining additional capital to assist in the associated legal and operational infrastructure costs. If the company is unable to raise such additional funds it is possible that the company business could potentially fail. Furthermore, even though the company's patents have been upheld as valid and enforceable by a US Nevada District Court Judge, there can be no assurances that subsequent legal proceedings will result in similar awards and or financial settlements with other potential defendants.

Market Analysis

Management's market analysis has determined that there is a significant market for our products within certain niche markets of the healthcare industry and related internet communications industry. These markets are defined by a specific customer demographic. As a result of which, the company has utilized various resources in developing and producing marketing and promotional materials which are focused on these market sectors and customers. If the Company's market analysis proves to be in -correct or inaccurate, this could have a negative impact on the Company's ability to successfully commercialize its various products and achieving its anticipated rates of initial market penetration. In turn this could affect the Company's ability to generate anticipated gross sales revenues and ultimately profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are in our early stages of development and face a risk of business failure.

We are in our early stages of development and have just engaged a few companies to market, sell and distribute our products. We have no way to evaluate the likelihood that we will be able to operate the business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the technology industry. We recognize that if we are unable to generate significant revenues from our various divisions, we will not be able to earn profits or continue operations. There is only a limited history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any additional operating revenues or ever achieve profitable operations from our current business initiatives . If we are unsuccessful in addressing these risks, our business will most likely fail.

We may not be able to sell our products.

In the event that our products are successful, we may be unable to sell our products. There can be no assurance that we will be able to sell our products at all, or enough at prices to maintain operations.

We may suffer product liability from manufacturing defects

In the event that our products are successful, we may suffer substantial product liability from mass manufacturing due to defects. We do not currently maintain insurance for our products and product liability resulting from manufacturing defects. Our manufacturers have however agreed to replace all defective products at their expense.

If there is a market for our common stock, our stock price may be volatile

If there's a market for our common stock, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

1)   actual or anticipated variations in our results of operations;
2)   our ability or inability to generate new revenues;
3)   increased competition; and
4)   conditions and trends in the technology industry.


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2003, the independent auditor's report, and the notes to the financial statements are attached as
Exhibit 13 with this filing.


Index  to  Financial  Statements:

1.     Independent  Auditors'  Report;

2.     Audited  Consolidated  Financial  Statements

     a.   Consolidated Balance Sheets as at September 30, 2003 and 2002;

     b. Consolidated Statements of Changes in Capital Deficit for the period from August 17, 2000 (inception) to September 30, 2003;

     c. Consolidated Statements of Operations for the years ended September 30, 2003 and 2002 and for the cumulative period from August 17, 2000 (inception) to September 30, 2003;

     d. Statements of Cash Flows for the years ended September 30, 2003 and 2002 and for the cumulative period from August 17, 2000 (inception) to September 30, 2003;

     e.   Summary  of  Significant  Accounting  Policies

     f.   Notes  to  Financial  Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of September 30, 2003 the Company had the following three (3) board of Director members.

Dr. Andrew Willoughby - Chairman
Mr. Robert Rosner -Director
Mr. Donald G. Walker - Director

On October 31, 2003 Mr. Douglas P Johnson joined the Company's Board of Directors which now comprised four (4) board members in total.

The following table sets forth the name, age and position of each director and executive officer of Cimbix as at January 13, 2004:

Name                    Age  Position
--------------------------------------------------------------------
Dr. Andrew JM Willoughby  42   Chief Executive Officer, Director
Douglas P Johnson (i)     63   President, Director & Vice President of
			       Vitacore Consumer Products Division
Dickson Wong              38   Chief Financial Officer
Robert Rosner             39   Vice President of Regulatory Affairs and
                               Compliance, Corporate Secretary and Director
Donald G Walker           56   Vice President of Sales and Licensing, Director
Marlon Shangi             43   Chief Technology Officer
David Roberts             56   Director of Corporate Communications
David Willoughby          41   Vice President of Sales, Americas and Europe
Dr. David Chuah           51   Vice President of Research and Development


Effective March 24, 2003, Dr. Andrew Willoughby and Donald Walker were elected directors of the Company and pursuant to the share exchange agreement with MBG USA, joined Mr. Edwin Lao as board members. The board of directors of the Company was thus expanded to three members. On August 12, 2003, Mr. Robert Rosner was elected to the Company's board of directors. Subsequent to Mr. Lao's retirement in August 2003, Mr. Douglas Johnson joined the Company's board of directors October 31, 2003 now totaling four (4) members.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Dr. Andrew J.M. Willoughby, DMD, NDEB (Certificant)- Chairman  and
C.E.O.   Dr. Willoughby will assume responsibility for the day-to-
day operations of The Company and for establishing and maintaining positive cash flows from operations. Concurrent with this position Dr. Willoughby holds several other Sr. Management positions with a number of healthcare related companies where over the years he has primarily been responsible for establishing new sales, marketing and distribution programs within the Canadian healthcare market for a variety of unique products, technologies and companies. Dr. Willoughby has extensive experience in the manufacturing, sales and distribution of healthcare products and in the licensing and technology transfer of healthcare related IP (Intellectual Property). Concurrent with this position, Dr. Willoughby serves as President and COO of a publicly reporting, trading issuer named Claremont Technologies Corp ["Claremont" NASD OTCBB ticker symbol "CTTG"] - whose primary focus is in the wireless communications business. Willoughby currently holds four (4) US patents pertaining to osseointegrated dental implant componentry. In June 2002 [with the help of the US law firm Niro, Scavone, Haller and Niro], Dr. Willoughby's company - The Millennium Business Group USA, Inc., won an out-of-court settlement (Nevada US Superior Court) for Patent Infringement [relating to his patents] from a Swiss based multinational dental implant company. Dr. Willoughby has a strong, proven track record of managing and building start up companies into successful, commercially viable businesses and will bring to bear for the benefit of the Company, his expertise in the areas of IP Transfer, Licensing and in managing and training distributor sales forces in various industrial and retail channel markets.
Previously, Willoughby was a practicing dentist in Manitoba, Canada where for six (6) and a half years (until 1993) his main focus was general restorative and osseointegrated implant dentistry.

Dickson D. Wong, CA., TEP., Chief Financial Officer. - Mr. Wong currently serves as the Company's Chief Financial Officer, responsible for implementing and maintaining the necessary accounting and financial systems for the day-to-day operations of the Company. Dickson also plays a key role in evaluation of potential mergers and acquisitions and any secondary financings for the Company. As the Company's CFO, Mr. Wong reports directly to the Company's C.E.O., Dr. Andrew Willoughby. Mr. Wong has been directly involved in developing the Company's various Financial Accounting systems and its Pro-Forma financial models as well as the necessary cash flow models and financial projections with respects to how the "Use of Proceeds" shall be managed as Cimbix begins to implement its various business initiatives and financial models. Mr. Wong has experience in providing professional advice to real estate developers and contractors, family estates and trusts, service based industries in the hospitality, health care and technology sectors and taxpayers requiring assistance in resolving disputes with Canada Customs and Revenue Agency and cross border taxation issues. Mr. Wong is a senior partner with Adams & Wong - a full service Canadian Chartered Accountancy firm located in Vancouver, British Columbia. The primary focus of Adams & Wong centers around Canadian and international tax advice and there extensive knowledge of the intricacies of the Canadian Tax Legislation is complemented by their auditing, general accounting and tax compliance services group. Mr. Wong is also a member of the Society of Trust and Estate Practitioners, Canadian Tax Foundation and the Hong Kong Canada Business Association, Vancouver Chapter. He was the past Treasurer of the University of British Columbia Alumni Association and acted as Speaker on Canadian tax at the British Columbia Business Immigration Program.

Mr. Donald G. Walker B.Com, LLB, M.B.A., - Vice President of Sales and Licensing, General Corporate Council & Director. Walker is an active member of the California Bar and has been a lawyer in private practice for over 25 years as both a partner and sole practitioner, representing clients in such diverse areas as general corporate law, personal and corporate tax planning, real estate, immigration, insurance coverage litigation and general litigation. Walker has acted for numerous corporate executives of public companies in respect to various issues of fiduciary and ethical duties. Between 1975 and 1981 Walker was responsible for incorporating well over four hundred (400) new privately held companies, as well as designing and implementing their various capital share structures and requirements for corporate governance. As an entrepreneur, Walker also has considerable experience with successfully developing and managing numerous privately held start-up enterprises including the development of numerous real estate projects in both Canada and the U.S., recently completing the development of the Mexican Consulate in San Jose, Ca. Currently, Walker is an owner of a private telemarketing company based in San Diego, California which operates a 135 employee call-center which markets self improvement courses and other products for various clients who contract for the services of this call-center. As the founder of D.G. Walker & Associates, Attorney's-at-Law, Walker also currently represents numerous Canadian and Chinese investors as part of a specialized immigration practice. Walker received both his B.Com and LLB from the University of Alberta, Canada and his M.B.A. from the University of California. As a member of the Company's Board of Directors as well as its general corporate counsel Walker brings to bear proven legal expertise, an extensive familiarity with US corporate governance issues, as well as a strong working knowledge of how to integrate and manage the corporate sales function with various potential licensing strategies.

Mr. Douglas Johnson - President, Director & Vice President of Vitacore Consumer Products Division. For the past thirty years, Johnson has provided strategic sales and marketing services to a variety of industry sectors and has extensive management experience in building and running worldwide distribution based sales departments. Specifically, Johnson has a proven history of being able to successfully train and motivate field sales personnel to help grow their sales skills and related productivity. Johnson has also developed an extensive network of industry contacts and business relationships with a diverse array of global healthcare manufacturers and distribution channels. As a result, Johnson has acquired an extensive working knowledge of how to best maximize the integral relationship between manufacturers and distributors.
Johnson has used this expertise to develop and implement many highly successful 'manufacturer assisted' sales and service support programs which have played a key role in helping to 'drive' both substantially increased product sales and market share for manufacturers and distributors alike. Previously, Johnson worked in the sales department of Marion Pharmaceutical Labs, where he was an award winning salesman and district manager. After being promoted to National Sales Manager for the Marion Scientific division, and then to Vice President of National Sales, Marion Scientifics' annual sales grew from $4 Million to $40 Million USD under Johnson's leadership. Johnson was then hired as the Vice President of Sales by a national laboratory supply house named Curtis Matheson Scientific where he was directly responsible for overseeing a 400+ person sales force sales who were collectively generating sales in excess of $400 Million annually. As President of Cimbix's Consumer Products Division, Johnson will be responsible for the day-to-day operations of Vitacore and for managing the on-going business relationship with its NITA HealthWEB client. Johnson's experience and strong working knowledge of the North American healthcare distribution network, nutraceutical and pharmaceutical drug industries will be of invaluable assistance in helping to successfully implement
Vitacore's various initiatives.

Mr. Robert Rosner - Vice President Regulatory Affairs & Compliance:
Mr. Rosner serves as the Company's Vice President of Regulatory Affairs and Compliance, Corporate Secretary and as a member of
Cimbix's board of directors.   Mr. Rosner was appointed to the
Company's board of directors and as Vice President of Regulatory Affairs and Compliance and Corporate Secretary on August 15, 2003. For the past two years Mr. Rosner has also functioned as a VP of Investor Relations and Business Development for MBG USA. From September 1999 till September 2003, Rosner was also the President of First Cypress Technologies Inc., a junior mining company listed on the NASDAQ-OTC Bulletin Board. He has been the owner and the president of Rosner Communications Inc. since July 1985. Rosner Communications Inc. provides consulting services to public companies. Mr. Rosner has been the president and a director of Moreno Ventures Inc., a company listed on the Canadian Venture Exchange, since July 1994. Mr. Rosner has been the president and a director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, since June 1996. Mr. Rosner has been the president and a director of Superior Networks, Inc., a company listed on the NASDAQ-OTC Bulletin Board, since February 2002. Mr. Rosner was a director of Global Tree Technologies, Inc., a company currently listed on the Canadian Venture Exchange, from May 1993 to February 1998. Moreno Ventures, Inc. and Fortuna Ventures, Inc. are both companies engaged in the business of mineral exploration. Global Tree Technologies, Inc. is a company engaged in the business of marketing of a fast growing tree for production of wood products. Mr. Rosner has been a member of the Independent Order of Foresters since 1989, and a member of its executive committee in 1994. As MBG USA's VP Investor Relations and Business Development Mr. Rosner currently works and operates out of the Company's California offices.

Mr. Marlon A. Shangi - Chief Technology Officer. Mr. Marlon Shangi functions as the Company's Chief Technology Officer. In this capacity, Shangi will be actively involved in establishing strategic alliances for the Company's new wireless Consultancy Services division system and will oversee all related sales and marketing initiatives. Shangi will also be directly responsible for the commercialization of the Company's various Wi-Fi technologies and products. Mr. Shangi has over 15 years in the telecommunications industry Mr. Shangi is an experienced, manager, network systems designer and an industry analyst/consultant who has successfully brought many related new wireless technologies to market. Mr. Shangi has worked at Ericsson Communication Canada, AT&T Canada, and Sprint Canada. He has been a manager involved in the planning, designing, and deploying of large scale wireless and landline telecommunications networks. While at Ericsson Canada Mr. Shangi was responsible for the team that designed and installed the Rogers AT&T National wireless Data network.

Mr. David Willoughby - Vice President of Sales Americas and Europe. For the past twenty years, David Willoughby has built a career as a marketing and sales manager, working closely with Canadian, US, and international channel sales and marketing teams to develop outstanding channel sales and marketing programs across dental, biotechnology, industrial and the information technology service sectors. In this capacity, David Willoughby has been responsible for building and managing existing primary distribution channels to facilitate joint marketing, regulatory approval processes, partner communication, product marketing push/pull strategies(within partner channels) and channel marketing budget forecasts; management of collateral inventory and fulfillment pertaining to channel partners, joint activities, 'in- house' sales representatives and sales agency groups; development of regional marketing strategies aimed at, growing product line sales, line appeal and new product introductions with overall revenue enhancement objectives; application of SWOT and environmental scanning and analysis procedures to assure consistency with overall corporate business goals and marketing strategies, as well as, financial ROI, brand synergy, potential impact and visibility and execution requirements; emphasis on client relationships through commissioning and coordinating channel marketing research of both channel partner and existing 'end-user' customer base; and the creation and high visibility techniques of product line content for collateral exposure and secondary support of all promotion runs including media, seminars, and tradeshows. Mr. Willoughby will function as Vitacore's European and International Sales Manager and will be responsible for effectively executing sales and marketing strategies, building and retaining excellent customer service relationships; promoting positive consultative client relationships and developing new business partnerships for the Company.

Dr. David Chuah - Vice President of Research and Development, Vitacore division. Dr. Chuah serves as Vitacore's Vice President of Research and Development and is responsible for the selection and development of all of Vitacore's various vitamin, mineral and herbal supplements. Since graduating from England's prestigious London University, with a Ph.D {Doctorate} in Bio-Chemistry, David K. Chuah has been convinced that the vast majority of cancer and disease causing processes are largely attributable to various forms of bacterial infections. For the better part of his career as a molecular bio-chemist, Dr. Chuah has also conducted private research into how electro-magnetic and low range radio frequencies play an important part in healing disease processes at the molecular and sub molecular levels. As Dr. Chuah's understanding of how various disease processes affect the human body on a cellular level have grown and his research into alternative medicine practices matured, Dr. Chuah began to see an opportunity for combine his knowledge of Chinese herbal medicines [teas] with the protocols he had previously developed in radio frequencies. It was at this point in his career that Dr. Chuah began helping seriously ill people manage their diseases use his unique form of alternative medicine to help treat seriously ill and in many instances, terminally ill patients [by western medical standards]. Dr. Chuah's protocols helped save the lives of many cancer patients but even though he admittedly, still had his 'failures' he found that in the majority of cases his alternative approaches were at the very least, able to dramatically increase his patients quality of life.

For almost twenty five years now, Dr. Chuah has continued his private research and has been actively working as a health consultant and master Chinese herbalist. Utilizing a unique blend of Traditional Chinese medicines, Dr. Chuah has been able to isolate and extract concentrated tinctures of these age old, proven herbal medicines and successfully combine these proprietary formulations with wild native medicines - the combination of which he has used to help assist terminal sickness and incurable diseases with very good results. David Chuah is currently working with several Aboriginal groups in an attempt to develop a Native Medicine Clinic and Medical school which incorporates traditional Native Medicine that can be successfully blended with Chinese Herbal practices and essences of other medicines from different cultures. Dr. Chuah believes that the future of medicines lies in the complex world of nutraceuticals and phytotonics {"botanicals} rather than in manufacture and propagation of synthetic molecules. Amongst certain Aboriginal communities, David Chuah is known as "Ashanti", a spiritual name meaning the joining of the mountain and the earth.

TERM OF OFFICE

Our officers are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not Applicable as we are not a publicly traded company.

ITEM 10. EXECUTIVE OFFICERS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2003. No officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

                     Fiscal Year 2003 Officers Annual Compensation Table

                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other                                   All
                                                Annual                                  Other
                                                Compen  Restricted                      Com-
                                                sation  Stock    Options/  LTIP         pen-
Name            Title     Year  Salary   Bonus  (stock) Awarded  SARs (#)  payouts ($)  sation
------------  ----------  ----  -------  -----  ------  -------  --------  -----------  ------

Dr. Andrew   Chairman (1) 2003   $0        0       0      0         0        0            0
Willoughby   Director

Edwin Lao    Former   (2) 2003   $0        0       0      0         0        0            0
	     President
	     & Director

Dickson      CFO          2003   $0        0       0      0         0        0            0
Wong

Marlon       Chief        2003   $0        0       0      0         0        0            0
Shangi       Technology
             Officer

Donald       VP Sales     2003   $0        0       0      0         0        0            0
Walker       & Licensing
             Director

Robert       Corporate    2003   $0        0       0      0         0        0            0
Rosner       Secretary,
             VP Reg.
             Affairs,
       	     Director

David        Director of  2003   $0         0      0      0         0        0            0
Roberts      Corporate
             Communic.

David        VP Int'l     2003   $0         0      0      0         0        0            0
Willoughby   Sales
             Vitacore

Dr. David    VP of        2003   $0         0      0       0         0       0            0
Chuah        R & D
             Vitacore


(1) During the fiscal yearended September 30, 2003, Dr. Andrew
Willoughby received $4,000 in cash remuneration from Cimbix.

(2) Mr. Edwin Lao retired as the Company's President and Director in August, 2003 and he was not replaced by Mr. Doug Johnson until Oct 31, 2003.

Note: None of the officers or directors received any form salary as shown, except as noted on (1) due to the financial constraints of the company.

On September 3, 2003 the Company's Board of Directors developed and adopted a Board resolution [effective October 1, 2003] which outlined an annual compensation plan for both its executive officers [and that of MBG USA, its wholly owned subsidiary] for the upcoming fiscal year ending Spetember 30, 2004. This plan had two basic componenets as outline in the table below;

i) an annual salary for fiscal year 2004 which is to be paid over time, based on available cash flow from the company's various operating divisions. Any deficits or shortfalls in these actual amounts paid to the individual officers throughout fiscal year 2004 shall be accrued [in their favor] on the company's balance sheet; and

ii) an equity compensation plan for each of the Company's individual senior managers and officers as part of an their 2004 annual compensation package [implementable at any point after March 31, 2004 so long as these same individuals are still employed by the Company at this time and are performing their job responsibilities in a professional manner] which authorizes the issuance of the following amounts of the Company's common shares:


  Fiscal Year 2004 Officers and Senior Managers Annual Salary & Equity Compensation Table
                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other                                   All
                                                Annual                                  Other
                                                Compen  Restricted                      Com-
                                                sation  Stock    Options/  LTIP         pen-
Name            Title     Year  Salary   Bonus  (stock) Awarded  SARs (#)  payouts ($)  sation
------------  ----------  ----  -------  -----  ------  -------  --------  -----------  ------

Dr. Andrew   Chairman     2004  $100,000   0    300,000     0        0        0            0
Willoughby   Director


Doug         President    2004  $ 60,000   0    200,000     0        0        0            0
Johnson      Director


Dickson      CFO          2004  $      0   0    200,000     0        0        0            0
Wong

Marlon       Chief        2004  $      0   0    100,000     0        0        0            0
Shangi       Technology
             Officer

Donald       VP Sales     2004  $      0   0    175,000     0        0        0            0
Walker       & Licensing
             Director.

Robert       Corporate    2004  $ 45,000   0     50,000      0        0        0            0
Rosner       Secretary,
             VP Regul.
             Affairs,
	     Director.

David        Director of  2004  $      0   0     50,000      0         0       0            0
Roberts      Corporate
             Communic.

David        VP Int'l     2004  $      0   0     50,000      0         0       0            0
Willoughby   Sales
             Vitacore

Dr. David    VP of        2004  $      0   0     50,000      0         0       0            0
Chuah        R & D
             Vitacore

Maribel      Office       2004  $      0   0     45,000      0         0       0            0
Jordan       Admin.


Note: Any deficits or shortfalls in the actual salary amounts paid to the above individual officers shall be accrued [in their favor] on the company's balance sheet.

As of January 13, 2004, none of the above authorized allotment of the Company's common stock has been issued to its officers or directors.

The following is the authorized allotment of the Company's common stock to its officers and senior managers:

                                                       Number of Shares
                                                      -----------------
Andrew J.M. Willoughby - Chairman & C.E.O.                  300,000
Dickson D. Wong - C.F.O.                                    200,000
Douglas P.Johnson - President, Director                     200,000
Donald G. Walker - VP Channel Market & Licensing            175,000
Marlon A. Shangi - Chief Technology Officer                 100,000
Dr. David Chuah -  VP R&D - Vitacore div.                    50,000
Robert W. Rosner - VP Regulatory Affairs                     50,000
David G. Roberts - Director of Corporate Communications      50,000
David J. Willoughby - VP Sales - Americas & Europe           50,000
Maribel Jordan - Office Administrator                        45,000
                                                           --------
                                                          1,245,000

As of September 30, 2003, none of the executive officers had any sort of binding employment contracts with the Company. However, in addition to being a Vice President of Regulatory Affairs for the Company, Mr. Robert Rosner was promised [for the 2004 fiscal year] an annual base salary of $60,000 as Vice President of Investor Relations and Business Development for the Company's wholly owned subsidiary, MBG USA. In this capacity Mr. Rosner is responsible for managing the expansion of MBG USA's US sales, marketing and investor relations offices in Los Angeles, California.

Additionally, Dr. Andrew Willoughby was promised [for the 2004 fiscal year]an annual base salary of US$60,000 as President of the Company's wholly owned subsidiary, MBG USA. In this capacity Dr. Willoughby is responsible for overseeing the day-to-day operations of MBG USA and developing and implementing it's proposed patent infringement law suit case(s).

A portion of any employee compensation likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of its common stock.

DIRECTOR'S COMPENSATION:

In August, 2003 Mr Edwin Lao retired as President and Director of the Company which left the Company with three (3) remaining Board of director members as listed in the table below. Although the directors of the Company do not currently receive any cash compensation for their services, on September 3, 2003 the Company's Board of Directors did unanimously adopt a board resolution authorizing the issuance [for the upcoming fiscal year 2004 ending Septemeber 30, 2004] the following number of the Company's common shares to each of the following three Board of Director members as part of their annual Director's compensation package. As of January 13, 2004, the shares to the Company's directors had not been issued.

                         Directors shares
                                                      Nos. of Common
                                                 shares to be issued
                                                        ------------
Dr.Andrew Willoughby - director                          75,000
Mr Donald Walker  - director                             75,000
Mr.Robert Rosner - director                              75,000
                                                         --------
                                                         225,000

(i) At the time of the Board's resolution, Mr. Doug Johnson was not an authorized/appointed board member, however, the Board did authorize the issuance to Mr. Johnson a total of 75,000 common shares upon his official appointment to the Company's board of directors.

As of September 30, 2003 the Company has not adopt any compensation committee or compensation policies. See "Certain Relationships and Related Transactions." Other than as detailed above, the Company has no stock option,retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth, as of September 30, 2003, Cimbix's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by Cimbix to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

As of September 30, 2003 the total number of issued and outstanding common shares in the Company was 12,717,100. 5% of which equals
635,855 shares.

                                                       Amount of         Percent
                           Name and address            beneficial        of
Title of Class             of beneficial owner         ownership         class
                           -----------------------------------------------------
Common Stock                Dr. Andrew Willoughby          1,175,000*      9.24%
                            Chairman, CEO
                            #123, 8415 Granville Street
                            Vancouver, BC Canada

Common Stock                Dickson Wong                      30,000**      0.0236%
                            CFO
                            #620, 650 West 41st Ave
                            Vancouver, BC Canada

Common Stock                Donald Walker                     75,000***     0.0589%
                            Director, VP of Channel
                            Marketing & Licensing
                            #102, 702 College
                            Incline Village, Nevada USA


                                                         -------------    -------
                                                            1,280,000      10.06%

Total combined share position of all executive officers and directors as a group consists of 3 persons

Note:
* Andrew Willoughby additionally holds 282,500 20:1 Super voting Preferred B shares each of which are convertible into two (2) common shares.
** Dickson Wong additionally holds 7,000 20:1 Super voting Preferred B shares each of which are convertible into two (2) common shares.
***Donald Walker additionally holds 18,000 20:1 Super voting Preferred B shares each of which are convertible into two (2) common shares.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of Cimbix. There were no rights outstanding as of January 13, 2004 entitling owners to acquire our common stock within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of the Company and no owner of five percent or more of Cimbix's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as noted above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  and  Index  of  Exhibits

  Exhibit
  Number                         Description of Exhibit
--------------     -------------------------------------------------
  3.2                Amendment of Articles of Incorporation (1)
 10.1                Share Exchange Agreement between the Company and
                     the Millenium Business Group USA, Inc. (2)
 13.1                Audited Consolidated Financials Statements for
                     the year ended September 30, 2003 (3)
 16.1                Change of Certifying Accountant (4)
 31.1                Certification 302, CEO (3)
 31.2                Certification 302, CFO (3)
 32.1                Certification 906, CEO (3)
 32.2                Certification 906, CFO (3)
 --------------     -------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated August 26, 2003.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 9, 2003 and August 19, 2003.
(3)     Attached as exhibit to the current Form 10-KSB
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 2, 2003.


(b)     Reports  on  Form  8-K.

On July 2, 2003, we reported with the US Securities and Exchange
Commission the dismissal of Manning Elliott, Chartered Accountants and the appointment of Morgan & Company, Chartered Accountants as our principal independent accountant.

On April 9 and August 19, 2003, we reported with the US Securities and Exchange Commission that we had entered into a Share Exchange Agreement between the shareholders of the Millenium Business Group USA, Inc. and the Company. The subsequent filing reported the audited financial information of the Millenium Business Group USA, Inc., a wholly owned subsidiary. The Millenium Business Group USA, Inc. provided an audited financials as well as a proforma unaudited financials as of September 30, 2002, as if the transaction was completed and all obligations had been assumed as of September 30, 2002.

On August 26, 2003,  we  reported with the US Securities and
Exchange Commission that we had changed the Company's name from Corporate Development and Innovation, Inc. to Cimbix Corporation.

On November 26, 2003, we reported with the US Securities and Exchange Commission that we appointed a new President and director, Mr.
Douglas P Johnson.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of Cimbix's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $6,800 and $4,000 respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CIMBIX CORPORATION


By:  /s/  ANDREW JM WILLOUGHBY
     ___________________________________
     ANDREW JM WILLOUGHBY, Chief Executive Officer and Director
     Date:     January 27, 2004


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ ANDREW JM WILLOUGHBY
     ___________________________________
     ANDREW JM WILLOUGHBY, Principal Executive Officer
     Chief Executive Officer and Director
     Date:     January 27, 2004


By:  /s/  DICKSON WONG
     __________________________________
    DICKSON WONG, Principal Accounting Officer,
    Chief Financial Officer
    Date:     January 27, 2004