Form 10QSB
period 2003-12-31
CIMBIX CORP
filed 2004-02-18
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   December 31, 2003

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from  		 to

                  Commission file number       000-49955

                           CIMBIX CORPORATION
               -------------------------------------------
    (Exact name of small business issuer as specified in its charter)

              Washington                        91-20600082
              -----------                       ------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      #1710, 1000 2nd Avenue
      Seattle, Washington                         98104
      --------------------------------------    -------------
     (Address of principal executive offices)   (Zip Code)

              Issuer's telephone number   (206) 973 - 1895

            CORPORATE DEVELOPMENT AND INNOVATION, INC.
            4911 Cabot Drive, Richmond, BC Canada V7C 4J5
            --------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No __

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2003:

                    12,967,100 Shares of Common Stock
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

                           TABLE OF CONTENTS
                           -----------------

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . .  3


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                          PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Cimbix Corporation
(A Development Stage Company)



                                                                 Index

Consolidated Balance Sheet                                        F-1

Consolidated Statements of Operations                             F-2

Consolidated Statements of Cash Flows                             F-3

Consolidated Statement of Stockholder's Equity                    F-4

Notes to Consolidated Financial Statements                        F-5

                                Cimbix Corporation
                          (A Development Stage Company)

                            Consolidated Balance Sheet
                                  (Unaudited)
                           (expressed in U.S. dollars)


                                                   December 31,     September 30,
                                                       2003           2003
                                                     --------------------------
ASSETS

Current
     Cash                                             $  2,975      $   5,491
     Prepaid Expenses                                   30,000              0
                                                      ---------     ---------
                                                        32,975          5,491

Patents (Note 4)                                            20             20
Website Development Costs                                8,700              0
                                                      --------      ---------
                                                         8,720             20


                                                      $ 41,695      $   5,511
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $118,280      $  67,351
     Related party payable (Note 5)                     44,815         47,265
                                                      --------      ---------
                                                       163,095        114,616
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 common shares with a par value
         $0.0001 per share
       20,000,000 preferred shares with a par
         value of $0.0001 per share

     Issued and outstanding:
       12,967,100 common shares at December 31, 2003, $  1,277      $  1,272
       12,717,100 common shares at September 30, 2003
       500,000 preferred shares at December 31, 2003        50            50
               and September 30, 2003
     Additional Paid in Capital                        304,793       254,798
                                                      --------      --------
                                                       306,120       256,120

Deficit Accumulated During the Development Stage      (427,520)     (365,225)
                                                      ---------     ---------
Total Stockholder's Equity (Deficit)                  (121,400)     (109,105)
                                                      ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $ 41,695     $   5,511
                                                      =========     =========

The accompanying notes are an integral part of these interim financial statements.

                                Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  (Unaudited)


                                                                    PERIOD FROM
                                                                      INCEPTION
                                                                       MARCH 14
                                            THREE MONTHS ENDED          2001 TO
                                               DECEMBER 31          DECEMBER 31
                                               2003      2002    --------------------------------------------------
Expenses
   Management fees                          $ 51,250   $ 11,250   $  330,921
   Consulting fees                             5,360      2,683       84,372
   Professional expenses                       2,500      3,867      242,688
   Donated Services                                0          0        2,250
   General and administrative                  3,185          0       36,622
                                            --------    --------    --------

Loss Before the Following                   ( 62,295)  ( 17,800)    (687,353)

Legal Settlement                                   0          0      280,000
                                            --------    --------    --------

Net Income (Loss) For The Period            $(62,295)  $( 17,800) $ (407,353)
                                                                    =========


Net Loss per share                          $  (0.01)  $  (0.01)


Weighted Average Shares Outstanding        12,926,339  12,529,000



The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                                      Inception
                                                                                       March 14
                                                            Three Months Ended          2001 to
                                                                December 31          December 31
                                                           2003            2002           2003
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $ (62,295)     $  (17,800)    $ (407,353)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Donated services                                            0               0          2,250
   Prepaid expenses                                      (30,000)              0        (30,000)
   Accounts payable                                       50,929           6,550        109,855
                                                       ---------       ---------      ---------
                                                         (41,366)        (11,250)      (325,248)

Cash Flows from Investing Activities
   Patents                                                     0               0            (20)
   Website development costs                              (8,700)              0         (8,700)
                                                        ---------       ---------      ---------
                                                          (8,700)              0         (8,720)

Cash Flows from Financing Activities
   Common stock issued                                    50,000               0        303,860
   Share subscriptions received                                0           5,000              0
   Related party payable                                  (2,450)       (137,768)        32,689
                                                       ---------       ---------      ---------
                                                          47,550        (132,768)       336,549

Cash Acquired On Acquisition of Subsidiary             $     394      $        0     $      394

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $  (2,516)     $ (144,018)    $    2,975

Cash, beginning of period                                  5,491         144,018              0

Cash, end of period                                    $   2,975      $        0     $    2,975
                                                       ===========     ==========    ===========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                DECEMBER 31, 2003
                           (expressed in U.S. dollars)

                                        COMMON STOCK                PREFERRED STOCK     DEFICIT
                               ------------------------------  ------------------------  ACCUM.
                                NUMBER              SHARE      NUMBER        ADDITIONAL DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN   DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares        10,000   $   10   $       0         0 $   0   $      0  $       0    $     10
Share subscriptions received
  during the period             580,000        0     150,280         0     0          0          0     150,280
Loss for the period                   0        0           0         0     0          0   (216,896)   (216,896)
                              ----------  -------  ----------  ------ -------  -------    --------   ----------
Balance, September 30, 2001      10,000       10     150,280         0     0          0   (216,896)    (66,606)

Share subscriptions received
  during the year             2,253,000        0      76,105         0     0          0          0      76,105
Loss for the year                     0        0           0         0     0          0    (29,313)    (29,313)
                              ----------  -------  ----------  ------ -------  -------      -------   ---------
Balance, September 30, 2002      10,000       10     226,385         0     0          0   (246,209)    (19,814)

Share subscriptions received     10,000        0       5,000         0     0          0          0       5,000
Issuance of common shares     4,008,000    4,008    (231,385)        0     0    228,542          0       1,165
                              ---------    -----    ---------   ----- -------  --------     ------   ---------
                              4,018,000    4,108           0         0     0    228,542    (246,209)   (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")        (4,018,000)  (4,018)          0         0     0   (228,542)   (232,560)         0
  Cimbix Corporation          8,511,000      851           0         0     0    231,709     232,560          0
Fair value of shares issued
 in connection with the
 acquisition of MBG           4,018,000      402           0   500,000    50       (452)          0          0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0          0      (20,167)  (20,167)
Issue of common shares          138,100       14           0         0     0     13,796            0    13,810
Issue of common shares           50,000        5           0         0     0      7,495            0     7,500
Donated services                      0        0           0         0     0      2,250            0     2,250
Loss for the year                     0        0           0         0     0          0      (98,849)  (98,849)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2003   12,717,100  $ 1,272    $      0   500,000  $ 50   $ 254,798   $(365,225) $(109,105)
Issue of common shares          250,000        5           0         0     0      49,995           0    50,000
Loss for the period                   0        0           0         0     0           0    (62,295)  (62,295)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, December 31, 2003   12,967,100  $ 1,277    $      0   500,000  $ 50   $ 304,793   $(427,520) $(121,400)


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                December 31, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)


1.  NATURE OF OPERATIONS

a) Organization

   The Company was incorporated in the State of Washington, U.S.A. on August 17, 2000. The Company's wholly-owned subsidiary was incorporated in the State of Nevada, USA, on March 14, 2001.

b) Development Stage Activities and Going Concern

In early September 2003, as part of the Company's restructuring, a new consumer products division called "Vitacore Nutraceuticals" was created to manufacture, sell and distribute a highly proprietary line of custom vitamin, mineral and herb products. The Company's new Vitacore division was also introduced to a unique patented line of oral dosed vitamin and mineral spray products called "Micro Sprays" manufactured by a U.S. company called Micro Laboratories, Inc. The Micro Spray products are unique because they are not only capable of delivering smaller concentrations of certain nutritional supplemens quicker and more efficiently by spraying them under the tongue, but they also contain no alcohol, preservatives or natural sugars. Instead, they contain a naturally derived sugar substitute called "xylitol", which makes these micro sprays "diabetic-safe". The Company is currently trying to finalize discussions with Micro Laboratories over possible distribution and marketing arrangements within key market niches and key territories and sectors of Canada as well as foreign health car industry.

On March 24, 2003, the Company acquired 100% of the shares of MBG USA making it a wholly owned subsidiary. This acquisition was viewed as wholly complimentary to the early stage activities and business plans of the Company.

As a result of MBG USA's various business initiatives and activities the Company has been able to undertake the development and the creation of the following three additional business segments which include:

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

With the acquisition of the above additional business initiatives and relationships, the Company plans to further evaluate, develop, manage and potentially fund the commercialization, sub-license and/or commercial sale of these assets.

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               December 31, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

1.	NATURE OF OPERATIONS (Continued)

b)	Development Stage Activities and Going Concern (Continued)

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


2.	SIGNIFICANT ACCOUNTING POLICIES

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

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

b)	Consolidation

These consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Millennium Business Group USA, Inc.

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                December 31, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

d)	Website Development Costs

Under the provisions of Statement of Position No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company has capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long Lived Assets". No impairment loss has been recognized in these financial statements.

e)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.

f)	Foreign Currency Translation

The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               December 31, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Basic and Diluted Loss Per Share

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


3.	ACQUISITION OF SUBSIDIARY

Effective April 8, 2003, Corporate Development and Innovation Inc. ("CDI") acquired 100% of the issued and outstanding shares of Millennium Business Group USA, Inc. ("MBG") by issuing 4,018,000 common shares, 500,000 preferred shares, and 1,938,000 share purchase warrants for the purchase of an additional 1,938,000 common shares at $0.05 per share to April 8, 2008. Since this transaction resulted in the former shareholders of MBG owning the majority of the issued shares of CDI, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by MBG of the net assets and liabilities of CDI. Under this purchase method of accounting, the results of operations of CDI are included in these consolidated financial statements from April 8, 2003.

CDI had a net asset deficiency at the acquisition date, therefore, the shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $20,167 charged to deficit. MBG is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

The acquisition is summarized as follows:

Current Assets
   Cash                            $     394

Current Liabilities
   Accounts payable                    8,435
   Related party payable              12,126
                                   ----------
                                   $  20,561

Net Asset Deficiency               $ (20,167)
                                   ===========

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               December 31, 2003
                           (expressed in U.S. dollars)
                                   (Unaudited)

4.	PATENTS

The Company has acquired, by assignment from a related party US Patents {Numbers 5,527,182, 5,873,721, 6,126,445 & 6,283,753} in the area of
Osseo-integrated dental implant componentry.


5.	RELATED PARTY PAYABLE

These amounts are unsecured and interest free with no specific terms of repayment.


6.	SUBSEQUENT EVENT

Subsequent to December 31, 2003, the Company received $30,000 cash consideration for the subscription of 120,000 common shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Background Information

Cimbix Corporation, previously Corporate Development & Innovation Inc., has been a reporting issuer with the United States Securities & Exchange Commission {"S.E.C."] since November of 2000. Created as a special purpose corporate vehicle, for the healthcare industry. On March 24, 2003, the Company acquired 100% of the shares of Millennium Business Group USA, Inc. ["MBG USA"] making it a wholly owned subsidiary. Including the Company's newly formed consumer products division called "Vitacore Nutraceuticals" [which remains focused on the sales and marketing of its innovative and proprietary nutraceutical and phytotonic supplements] the Company now has the following four business focuses all of which compliment, augment and extend the early stage activities and business plans of the Company.

i. Consumers Products Division

The Consumer Products Division provides a range of clinically proven, highly proprietary, unique and effective vitamin, mineral and herb products and technologies for sale through a combination of wholesale distributors and internet based sales and marketing efforts. These products are in the process of being branded under the name "VitaCore Nutraceuticals" using the registered domain name of www.vitacore.com. A complete list of these products can be found at our website.
These products will represent a line of premium value aded products with extreme potency, refined by years and years of clincial practice and expertise. Currently, the Vitacore team is preparing final label designs and marketing literature and hopes to be able to commercialize its various products in the new year.

The Company is also presently developing various direct advertising and internet based marketing initiatives through pre-existing distribution channels to promote the value added features and benefits of its uniquely formulated nutraceutical and botanical extract products. Marketing efforts shall be supported by live attendants, order fulfillment centers and a business-to-consumer platform both of which Vitacore and Cimbix plan on utilizing to help establish themselves as market leaders within certain specialty markets of the nutraceutical and botanical supply industry.
One of our new business initiatives is the exclusive distribution and supply agreement that we have entered with NITA HealthWEB Inc. ("NITA"). NITA provides procurement and fulfillment of medical supplies, EMS equipment and related products to remote Aboriginal healthcare centers. These remote healthcare centers service predominately Aboriginal people amongst which, the incidence of diabetes and related ailments such as arthritis and retinopathy have reached pandemic proportions. The aim of the Vitacore supplement program is to allow greater flexibility and choice in determining how to best treat health problems and to provide products that are similar to traditional holistic preventative medicine practices.
In addition, the Company's Vitacore division has also acquired certain non-exclusive marketing and sales rights to a line of proprietary enzyme based products manufactured by a company called SIPCO Industries Ltd. SIPCO is an ISO 9002 registered manufacturer which produces a naturally fermented bio-enzymatic root 'soak' product called "Garden Utopia". Garden Utopia is manufactured by a Canadian company called SIPCO Industries Ltd., and has been found to help stimulate significant increased growth and maturation of various plants, shrubs, flowers and a diverse range of vegetation and crops. The Garden Utopia product has been reviewed and granted status as an Organic Crop Production Aid by a U.S. not-for-profit organization called "O.M.R.I." (the Organic Materials Research Institute) in Oregon, USA. Our plan is to perform further testing and evaluations with our potential distributors as they relate to the production of the various vitamins, minerals and herbs and the possible commercial re-sale of this Garden Utopia product through established distribution networks.

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

ii. Healthcare Division

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

iii. Consultancy Services Division

The Company's newly formed consultancy service division
provides consultancy and brokerage services to various clients in the wireless internet communication and healthcare industry who, in turn,  provide communication services to remote Aboriginal
communities and their healthcare centers.   Many of these services
are essentially required as part of a viable, cost effective "last mile solution" in order to bring hi-speed digital internet communications to remote areas and communities. Without broadband service, the ability to effectively communicate as well as procure and fulfill medical supplies and conduct other forms of electronic commerce is still very limited. The Company is also evaluating several different technologies and products which it believes are highly complimentary to these broadband last mile inititative in the hopes that it can assist in establishing an even more 'robust' suite of product offerings.

The revenue model for the Company's Consultancy Services Division is to simply facilitate business on behalf of its clients as either a consultant or a broker in order to generate revenue based and future business opportunities which can be invoiced to the client on as a percentage of the business it generates. Since these initiatives have only recently been developed, thus far, none of them have generated any significant revenues or sales for the Company. The Company hopes that in the ensuing months, this will change.

iv. Intellectual Property and Technology Transfer Division

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

STATUS OF OPERATIONS

During the period up to December 31, 2003 the Company has continued to engage in organizational activities relating to the acquisition of the Millennium Business Group USA, Inc. This has included a concerted effort to develop and acquire new manufacturing clients, products and technologies as well as continued work on its patent defense strategy for its dental implant patents.

For the current fiscal quarter, the Company continued to incur a loss as a result of organizational expenses and expenses associated with setting up and trying to further implement its business plan. These activities have included development in three areas:

1) further development of the companies "Vitacore" consumer products division and continued discussions with a potential new manufacturer of oral vitamin mineral sprays named Micro Laboratories, Inc. [NASD OTCBB "MLAR"]. The company anticipates that in the upcoming quarter, it should be able to successfully conclude a distribution arrangement with Micro Labs and upon further financing, be in a position to begin ordering a stocking inventory of the Micro Spray product(s) so that it may begin to distribute and sell these oral spray products. The Company has been able to establish an interest in these Micro Sprays through one of its Aboriginal clients named NITA HealthWEB. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

2) The Company's healthcare division continues to develop relationships with new healthcare manufactures and evaluate related new technologies and products.

3) Through it Consultancy Services division the company has begun discussions with a US based company called Sable Technologies. Sable Technology Solutions (STS) which offers a fully commercial secure, encrypted ASP anonymous electronic payment technology. This proprietary software and hardware solution will allow consumers and businesses to move money from bank to bank with an integrated private virtual account. This solution also integrates into numerous commercially available merchant POS Systems. This payment solution also incorporates a web based storefront payment solution and connection to the ATM networks. The secure encrypted connection points are enabled through a mobile phone, PDA or Windows based PC. There is no other solution as comprehensive and secure in the marketplace today.

The Company believes that STS's wireless cash technology could be readily Integrated into several of its existing clients Virtual Private Networks as a safe and effective means of electronically transferring cash. Such initiatives would be a logical product offering as part of a last mile solution. For this reason the Company is currently in discussions with STS regarding a License for this technology .

On October 31, 2003 Mr. Doug Johnson joined the Board of Directors of the Company and assumed the position as the Company's President.
Effective January 01, 2004, Mr. Johnson will accrue an annual salary as the Company's President of $60,000.

As a subsequent event, on January 28, 2004 Cimbix and its affiliate company Cibron Corporation terminated all existing business affiliations with Claremont Technologies Corp. This business association was terminated by mutual consent of the parties. As a result of which Cimbix will not longer be representing itself as an authorized agent of Claremont.
Further to which on January 28, 2004 Dr. Andrew Willoughby resigned his position as Director, President and Chief Operating Officer of Claremont Technologies Corp.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Between September 30 and December 30, 2003 a total of $50,000 was private placed in exchange for the issuance of 250,000 Common shares of Cimbix common stock at $0.20 per share. These funds were used to pay for operational infrastructure costs, reimburse expenses and to compensate the executives of the Company. The Company will need additional capital to carry out its business plan. On
October 16, 2003, Mr. Robert Rosner, a current director and officer of the Company privately placed a total of $50,000 into the Company's
MBG USA subsidiary in exchange for 250,000 Common shares of Cimbix common stock at $0.20 per share. As a subsequent event, on January 8, 2004 Mr. Robert Rosner privately placed an additional $30,000 into the Company's MBG USA subsidiary in exchange for 120,000 shares of Cimbix common stock at $0.25 per share. The Company believes that in additional to its anticipated cash flows from operations it will need at least an additional minimum $250,000 in further private placement funding in order to fulfill its business plan. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than those which have been otherwise described herein or on its current websites. Although the Company does not presently intend to enter into a new line of business or business combination, it reserves the right to change its mind in an attempt to either complement or accentuate its current business initiatives. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $0.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Dr. Andrew Willoughby, and minority shareholders would simply continue to own shares in the resulting business.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our cash position as of December 31, 2003 was $2,975. Since inception, we have recognized no significant revenue other than the $280,000 received from patents from our wholly owned subsidiary, MBG USA Inc. We have accumulated operating losses of $427,520 and as of December 31, 2003 we had a working a capital deficiency of $121,400. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

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

Private placement of $50,000 (250,000 shares at $0.20/share)

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------------------
 31.1                Certification 302 of Chief Executive Officer
 31.2                Certification 302 of Chief Financial Officer
 32.1                Certification 906 of Chief Executive Officer
 32.2                Certification 906 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	February 16, 2004     /s/ Andrew Willoughby
                             ----------------------
                                  Andrew Willoughby
                                  Chief Executive Officer