Form 10QSB
period 2004-03-31
CIMBIX CORP
filed 2004-06-28
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   March 31, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from  		 to

                  Commission file number       000-49955

                           CIMBIX CORPORATION
               -------------------------------------------
    (Exact name of small business issuer as specified in its charter)

              Washington                        91-2060082
              -----------                       ------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      #300, 7251 West Lake Mead
      Las Vegas, Nevada                           89128
      --------------------------------------    -------------
     (Address of principal executive offices)   (Zip Code)

              Issuer's telephone number   (415) 924 - 9164

          #100, 1291 Galleria Drive, Henderson, Nevada  89014
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

Number of shares outstanding of the issuer's classes of common equity, as of June 14, 2004:

                    42,967,100 Shares of Common Stock
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

                                CIMBIX CORPORATION
                          (A Development Stage Company)

                          CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)

                                Cimbix Corporation
                          (A Development Stage Company)

                            Consolidated Balance Sheet
                                  (Unaudited)
                           (expressed in U.S. dollars)


                                                    March 31,     September 30,
                                                       2004           2003
                                                     --------------------------
ASSETS

Current
     Cash                                             $    522      $   5,491
     Prepaid Expenses                                   30,000              0
                                                      ---------     ---------
                                                        30,522          5,491

Patents (Note 4)                                            20             20
Website Development Costs                                8,700              0
                                                      --------      ---------
                                                         8,720             20


                                                      $ 39,242      $   5,511
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $125,780      $  67,351
     Related party payable (Note 5)                     74,815         47,265
                                                      --------      ---------
                                                       200,595        114,616
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 common shares with a par value
         $0.0001 per share
       20,000,000 preferred shares with a par
         value of $0.0001 per share

     Issued and outstanding:
       12,967,100 common shares at March 31, 2004,    $  1,277      $  1,272
       12,717,100 common shares at September 30, 2003
       500,000 preferred shares at March 31, 2004           50            50
               and September 30, 2003
     Additional Paid in Capital                        304,793       254,798
                                                      --------      --------
                                                       306,120       256,120

Deficit Accumulated During the Development Stage      (467,473)     (365,225)
                                                      ---------     ---------
Total Stockholder's Equity (Deficit)                  (161,353)     (109,105)
                                                      ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $ 39,242     $   5,511
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

                                Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  (Unaudited)


                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                               MARCH 14
                               THREE MONTHS ENDED     SIX MONTHS ENDED          2001 TO
                                   MARCH 31               MARCH 31             March 31
                                 2004       2003       2004      2003              2004
-------------------------------------------------------------------------------
Revenue                         $       0          0          0            0          0

Expenses
   Management fees                 30,000   $ 11,250   $ 81,250   $   22,500    360,921
   Consulting fees                  2,200      2,683      7,560        5,366     86,572
   Professional expenses            7,500      3,867     10,000        7,734    250,188
   Donated Services                     0          0          0            0      2,250
   General and administrative         253          0      3,438            0     36,875
                                   ------    --------    --------   --------    --------

Loss Before the Following        ( 39,953)  ( 17,800)  (102,248)     (35,600)  (736,806)

Legal Settlement                        0          0          0            0    280,000
                                 --------    --------    --------   --------    --------

Net Income(Loss)For The Period   $(39,953)  $(17,800)  (102,248)   $ (35,600)  $(456,806)
                                                                               =========


Net Loss per share               $   (0.01) $  (0.01)  $  (0.01)   $   (0.01)


Weighted Average Shares
      Outstanding                12,926,339 12,529,000  12,926,339  12,529,000



The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                                      Inception
                                                                                       March 14
                                                              Six Months Ended          2001 to
                                                                   March 31            March 31
                                                           2004            2003           2004
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $(102,248)     $  (35,600)    $ (456,806)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Donated services                                            0               0          2,250
   Prepaid expenses                                      (30,000)              0        (30,000)
   Accounts payable                                       58,429          19,650        117,355
                                                       ---------       ---------      ---------
                                                         (73,819)        (15,950)      (367,201)

Cash Flows from Investing Activities
   Patents                                                     0               0            (20)
   Website development costs                              (8,700)              0         (8,700)
                                                        ---------       ---------      ---------
                                                          (8,700)              0         (8,720)

Cash Flows from Financing Activities
   Common stock issued                                    50,000               0        303,860
   Share subscriptions received                                0               0              0
   Related party payable                                  27,550        (128,068)        72,189
                                                       ---------       ---------      ---------
                                                          77,550        (128,068)       376,049

Cash Acquired On Acquisition of Subsidiary             $       0      $        0     $      394

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $  (4,969)     $ (144,018)    $      522

Cash, beginning of period                                  5,491         144,018              0

Cash, end of period                                    $     522      $        0     $      522
                                                       ===========     ==========    ===========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  MARCH 31, 2004
                           (expressed in U.S. dollars)

                                        COMMON STOCK                PREFERRED STOCK     DEFICIT
                               ------------------------------  ------------------------  ACCUM.
                                NUMBER              SHARE      NUMBER        ADDITIONAL DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN   DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares        10,000   $   10   $       0         0 $   0   $      0  $       0    $     10
Share subscriptions received
  during the period             580,000        0     150,280         0     0          0          0     150,280
Loss for the period                   0        0           0         0     0          0   (216,896)   (216,896)
                              ----------  -------  ----------  ------ -------  -------    --------   ----------
Balance, September 30, 2001      10,000       10     150,280         0     0          0   (216,896)    (66,606)

Share subscriptions received
  during the year             2,253,000        0      76,105         0     0          0          0      76,105
Loss for the year                     0        0           0         0     0          0    (29,313)    (29,313)
                              ----------  -------  ----------  ------ -------  -------      -------   ---------
Balance, September 30, 2002      10,000       10     226,385         0     0          0   (246,209)    (19,814)

Share subscriptions received     10,000        0       5,000         0     0          0          0       5,000
Issuance of common shares     4,008,000    4,008    (231,385)        0     0    228,542          0       1,165
                              ---------    -----    ---------   ----- -------  --------     ------   ---------
                              4,018,000    4,108           0         0     0    228,542    (246,209)   (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")        (4,018,000)  (4,018)          0         0     0   (228,542)   (232,560)         0
  Cimbix Corporation          8,511,000      851           0         0     0    231,709     232,560          0
Fair value of shares issued
 in connection with the
 acquisition of MBG           4,018,000      402           0   500,000    50       (452)          0          0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0          0      (20,167)  (20,167)
Issue of common shares          138,100       14           0         0     0     13,796            0    13,810
Issue of common shares           50,000        5           0         0     0      7,495            0     7,500
Donated services                      0        0           0         0     0      2,250            0     2,250
Loss for the year                     0        0           0         0     0          0      (98,849)  (98,849)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2003   12,717,100  $ 1,272    $      0   500,000  $ 50   $ 254,798   $(365,225) $(109,105)
Issue of common shares          250,000        5           0         0     0      49,995           0    50,000
Loss for the period                   0        0           0         0     0           0    (102,248)  (102,248)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, December 31, 2003   12,967,100  $ 1,277    $      0   500,000  $ 50   $ 304,793   $(67,473) $(161,353)


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                  March 31, 2004
                           (expressed in U.S. dollars)
                                   (Unaudited)


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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                   March 31, 2004
                           (expressed in U.S. dollars)
                                   (Unaudited)


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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2004
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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               March 31, 2004
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

3.	RELATED PARTY PAYABLE

These amounts are unsecured and interest free with no specific terms of repayment.


4.	SUBSEQUENT EVENT

Subsequent to March 31, 2004, the Company received $30,000 cash consideration for the subscription of 30,000,000 common shares.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

STATUS OF OPERATIONS

During the period up to March 31, 2004 the Company has continued to engage in organizational activities relating to the acquisition of the Millennium Business Group USA, Inc. ("MBG USA"). The Company continued to incur a loss as a result of organizational expenses and expenses associated with setting up and trying to further implement its business plan.

During the quarter ending March 31, 2004, the Company learned about unresolved issues relating to certain assets and accounting of MBG USA that were the basis for the closing of the Share Exchange Agreement dated March 24, 2003. The Company initially decided to abandon the Share Exchange Agreement and a form 8K was filed with the Securities and Exchange Commission on March 24, 2004. After a careful review, the Company has proceeded and is attempting to resolve these issues with MBG USA and other parties. All the shares of MBG USA have been cancelled and the corresponding shares in the Company have been issued in accordance to the Share Exchange Agreement.

Further investigations in the activities of the previous management, the current Board of Directors came to realize that the particulars of the preferred shares were not properly designated with the Washington Secretary of State. The current directors of the Company have since filed the required materials to designate the particulars of 15,000,000 of the 20,000,000 authorized preferred shares. Each preferred share will have only one vote and not be convertible into common shares. During this quarter, the Board of Directors approved the issuance of 7,500,000 shares of voting preferred shares to each of the directors Mr. Donald Walker and to Mr. Robert Rosner. Mr. Walker and Mr. Rosner subsequently decided not to accept these shares. As it stands, there is an outstanding 500,000 preferred shares issued at the time of the Share Exchange Agreement March 2003 which according to what has been filed with the Washington Secretary of State have only one vote per share

In order to provide funding for ongoing accounting and legal fees and working capital, Mr. Walker and Mr. Rosner each subscribed to a private placement in the amount of $15,000 ($30,000 total) each in exchange for each receiving 15,000,000 common shares of the Company. As of June 14, 2004, the total outstanding shares of the Company are 42,967,100.

Effective February 26, 2004, Mr. Doug Johnson resigned as President and Director of the Corporation and upon resolution made, Mr. Donald Walker was appointed as President of the Company. Effective February 28, 2004, Mr. Andrew Willoughby was removed as the Chief Executive Officer and he subsequently resigned as Director of the Company in March 2004. The current Board of Directors includes Mr. Walker and Mr. Rosner. The current officers of the Company are Mr. Walker as President and Mr. Rosner as Secretary and Vice-President of Regulatory Compliance and Affairs.

The Company does not control the website, www.cimbix.com, and it contains misinformation and inaccuracies. The Company is however, working to deal with the matter. The Company is constructing a new website, www.cimbixcorp.com, which it anticipates to be in operation shortly.

The Company is not associated with Claremont Technologies Corp.,
AlterNet Systems Ltd., Softhill Technologies Ltd., Astriix Wireless Solutions Inc., or CIBRON Corporation.

The Company has received notice from certain individuals complaining that shares have not been delivered pursuant to the Share Exchange Agreement between the Company and MBG USA. The Company is reviewing this matter and other related circumstances.

The Company is in its early developmental stages and is currently restructuring the organization to better facilitate and implement its business plan. It has taken the Company longer than anticipated to perform our planned initiatives due to the challenges left by previous management. The current board of directors is working diligently to act in the best interests of the Company and its shareholders. All required administrative expenses are currently being paid by the directors of the Company subject to reimbursement.

LIQUIDITY AND CAPITAL RESOURCES

For at least the first three quarters of the current fiscal year, the Company anticipates incurring further losses as a result of organizational expenses associated with the restructuring of the Company to implement its new business plan which amongst other things, includes the attempt to resolve the issues with our subsidiary and the operating and managing of the Millennium Business Group USA, Inc. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our cash position as of March 31, 2004 was $497. Since inception, we have recognized no significant revenue other than the $280,000 received from patents from our wholly owned subsidiary, MBG USA Inc. We have accumulated operating losses of $427,520 and as of March 31, 2004 we had a working a capital deficiency of $121,400. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources. The Company will need additional capital to carry out its business plan. The Company believes that in additional to its anticipated cash flows from operations it will need at least an additional minimum $250,000 in further private placement funding in order to fulfill its business plan. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

If we are able to raise the additional funding of $250,000 in private placement transactions over the next twelve months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

$ 100,000 to hire additional managers and staff in the sales, marketing and investor relations departments for our US offices.
$  20,000 for legal expenses.
$ 130,000 for operational infrastructure costs including rent, communications, consumable supplies and travel.

In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support any of its business divisions on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the Company and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate the business, enter into a new line of business or engage in a business combination with another business.

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than those which have been otherwise described herein. Although the Company does not presently intend to enter into a new line of business or business combination, it reserves the right to change its mind in an attempt to either complement or accentuate its current business initiatives. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value.

We are presently in the development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue. In order to pursue our existing operational plan, the Company is dependent upon the continuing financial support of creditors and shareholders until such time when the Company is successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Private placement of $50,000 (250,000 shares at $0.20/share)- not issued Private placement of $30,000 (30,000,000 shares at $0.001/share)

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------------------
 31.1                Certification 302 of Chief Executive Officer
 32.1                Certification 906 of Chief Executive Officer

b)     Reports  on  Form  8-K

On March 26, 2004, we reported with the U.S. Securities and Exchange Commission that Doug Johnson resigned and we appointed Don Walker as President of Company. We also reported the removal of Andrew Willoughby as Chief Executive Officer and he subsequently resigned in March 2004. We affirmed the Company's Articles and Bylaws filed with the Securities and Exchange Commission dated November 28, 2000 to be the only Articles and Bylaws of the Company except for the name change amendment August 26, 2003. We reported the approval of the issuance of 15,000,000 voting preferred shares of the Company. We also reported that the Company abandoned the Share Exchange Agreement which the Company is now attempting to resolve.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	June 25, 2004     /s/ Donald Walker
                             ----------------------
                              Donald Walker
                              Chief Executive Officer