Form 10QSB
period 2004-06-30
CIMBIX CORP
filed 2004-08-24
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   June 30, 2004

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

                          CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2004
                                   (UNAUDITED)
                             (STATED IN US DOLLARS)

                                Cimbix Corporation
                          (A Development Stage Company)

                            Consolidated Balance Sheet
                                  (Unaudited)
                           (expressed in U.S. dollars)


                                                     June 30,     September 30,
                                                       2004           2003
                                                     --------------------------
ASSETS

Current
     Cash                                             $    293      $   5,491
     Prepaid Expenses                                   30,000              0
                                                      ---------     ---------
                                                        30,293          5,491

Patents (Note 4)                                            20             20
Website Development Costs                                8,700              0
                                                      --------      ---------
                                                         8,720             20


                                                      $ 39,013      $   5,511
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $160,914      $  67,351
     Related party payable (Note 5)                     74,940         47,265
                                                      --------      ---------
                                                       235,854        114,616
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 common shares with a par value
         $0.0001 per share
       20,000,000 preferred shares with a par
         value of $0.0001 per share

     Issued and outstanding:
       42,967,100 common shares at June 30, 2004,     $  4,297      $  1,272
       12,717,100 common shares at September 30, 2003
       500,000 preferred shares at June 30, 2004            50            50
               and September 30, 2003
     Additional Paid in Capital                        331,773       254,798
                                                      --------      --------
                                                       306,120       256,120

Deficit Accumulated During the Development Stage      (532,961)     (365,225)
                                                      ---------     ---------
Total Stockholder's Equity (Deficit)                  (196,841)     (109,105)
                                                      ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $ 39,013     $   5,511
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

                                Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  (Unaudited)


                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                               MARCH 14
                               THREE MONTHS ENDED     NINE MONTHS ENDED         2001 TO
                                    JUNE 30	           JUNE 30              JUNE 30
                                 2004       2003       2004      2003              2004
-------------------------------------------------------------------------------
Revenue                         $       0          0          0            0          0

Expenses
   Management fees                 60,000   $ 11,250   $141,250   $   33,750    420,921
   Consulting fees                 (2,000)     2,683      5,560        8,050     84,572
   Professional expenses           (1,423)     3,867      8,577       11,600    248,765
   Donated Services                     0      2,250          0        2,250      2,250
   General and administrative       8,911      1,273     12,349        1,273     45,786
                                   ------    --------    --------   --------    --------

Loss Before the Following        ( 65,488)  ( 21,323)  (167,736)     (56,923)  (802,294)

Legal Settlement                        0          0          0            0    280,000
                                 --------    --------    --------   --------    --------

Net Income(Loss)For The Period   $(65,488)  $(21,323)  (167,736)   $ (56,923)  $(522,294)
                                                                               =========


Net Loss per share               $   (0.01) $  (0.01)  $  (0.01)   $   (0.01)


Weighted Average Shares
      Outstanding                17,841,825 12,567,100  29,215,451 12,567,100



The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                                      Inception
                                                                                       March 14
                                                              Nine Months Ended         2001 to
                                                                   June 30              June 30
                                                            2004            2003           2004
-----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $(167,736)     $  (56,923)    $ (522,294)
Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Donated services                                            0           2,250          2,250
   Prepaid expenses                                      (30,000)              0        (30,000)
   Accounts payable                                       93,563          19,650        152,489
                                                       ---------       ---------      ---------
                                                        (104,173)        (35,023)      (397,555)

Cash Flows from Investing Activities
   Patents                                                     0               0            (20)
   Website development costs                              (8,700)              0         (8,700)
                                                        ---------       ---------      ---------
                                                          (8,700)              0         (8,720)

Cash Flows from Financing Activities
   Common stock issued                                    80,000         236,360        333,860
   Share subscriptions received                                0        (226,385)             0
   Related party payable                                  27,675        (116,431)        72,314
                                                       ---------       ---------      ---------
                                                         107,675        (106,456)       406,174

Cash Acquired On Acquisition of Subsidiary             $       0      $      394    $       394

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $  (5,198)     $ (141,085)    $      293

Cash, beginning of period                                  5,491         144,018              0

Cash, end of period                                    $     293      $    2,933     $      293
                                                       ===========     ==========     ==========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  JUNE 30, 2004
                           (expressed in U.S. dollars)

                                        COMMON STOCK                PREFERRED STOCK     DEFICIT
                               ------------------------------  ------------------------  ACCUM.
                               NUMBER              SHARE      NUMBER        ADDITIONAL DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN  DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares        10,000   $   10   $       0         0 $   0   $      0  $       0    $     10
Share subscriptions received
  during the period             580,000        0     150,280         0     0          0          0     150,280
Loss for the period                   0        0           0         0     0          0   (216,896)   (216,896)
                              ----------  -------  ----------  ------ -------  -------    --------   ----------
Balance, September 30, 2001      10,000       10     150,280         0     0          0   (216,896)    (66,606)

Share subscriptions received
  during the year             2,253,000        0      76,105         0     0          0          0      76,105
Loss for the year                     0        0           0         0     0          0    (29,313)    (29,313)
                              ----------  -------  ----------  ------ -------  -------      -------   ---------
Balance, September 30, 2002      10,000       10     226,385         0     0          0   (246,209)    (19,814)

Share subscriptions received     10,000        0       5,000         0     0          0          0       5,000
Issuance of common shares     4,008,000    4,008    (231,385)        0     0    228,542          0       1,165
                              ---------    -----    ---------   ----- -------  --------     ------   ---------
                              4,018,000    4,108           0         0     0    228,542    (246,209)   (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")        (4,018,000)  (4,018)          0         0     0   (228,542)   (232,560)         0
  Cimbix Corporation          8,511,000      851           0         0     0    231,709     232,560          0
Fair value of shares issued
 in connection with the
 acquisition of MBG           4,018,000      402           0   500,000    50       (452)          0          0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0          0      (20,167)  (20,167)
Issue of common shares          138,100       14           0         0     0     13,796            0    13,810
Issue of common shares           50,000        5           0         0     0      7,495            0     7,500
Donated services                      0        0           0         0     0      2,250            0     2,250
Loss for the year                     0        0           0         0     0          0      (98,849)  (98,849)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2003   12,717,100  $ 1,272    $      0   500,000  $ 50   $ 254,798   $(365,225) $(109,105)
Issue of common shares          250,000       25           0         0     0      49,975           0    50,000
Issue of common shares       30,000,000    3,000           0         0     0      27,000           0    30,000
Loss for the period                   0        0           0         0     0           0    (167,736)  (167,736)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, June 30, 2004       42,967,100  $ 4,297    $      0   500,000  $ 50   $ 331,773   $(532,961) $(196,841)


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                   June 30, 2004
                           (expressed in U.S. dollars)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes thereto.

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                   June 30, 2004
                           (expressed in U.S. dollars)
                                   (Unaudited)


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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                June 30, 2004
                           (expressed in U.S. dollars)
                                   (Unaudited)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               June 30, 2004
                           (expressed in U.S. dollars)
                                   (Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

These amounts are unsecured and interest free with no specific terms of repayment.
                                    F-9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2004.
This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the period up to June 30, 2004 the Company has continued to engage in organizational activities relating to the acquisition of the Millennium Business Group USA, Inc. ("MBG USA"). The Company continued to incur a loss as a result of organizational expenses and expenses associated with setting up and trying to further implement its business plan.

During the quarter ending June 30, 2004, the Company learned about unresolved issues relating to certain assets and accounting of MBG USA that were the basis for the closing of the Share Exchange Agreement dated March 24, 2003. The Company initially decided to abandon the Share Exchange Agreement and a form 8K was filed with the Securities and Exchange Commission on March 24, 2004. After a careful review, the Company has proceeded and is attempting to resolve these issues with MBG USA and other parties. All the shares of MBG USA have been cancelled and the corresponding shares in the Company have been issued in accordance to the Share Exchange Agreement.

Further investigations in the activities of the previous management, the current Board of Directors came to realize that the particulars of the preferred shares were not properly designated with the Washington Secretary of State. The current directors of the Company have since filed the required materials to designate the particulars of 15,000,000 of the 20,000,000 authorized preferred shares. Each preferred share will have only one vote and not be convertible into common shares. During the last quarter, the Board of Directors approved the issuance of 7,500,000 shares of voting preferred shares to each of the directors Mr. Donald Walker and to Mr. Robert Rosner. Mr. Walker and Mr. Rosner subsequently
decided  not  to  accept  these  shares.   As it stands, there is an
outstanding 500,000 preferred shares issued at the time of the Share Exchange Agreement March 2003 which according to what has been filed with the Washington Secretary of State have only one vote per share.

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

The Company is in the process of assembling a current shareholders' list and intends to deliver shares to those shareholders identified by current management who did not receive share certificates from the previous management.

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

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our cash position as of June 30, 2004 was $293. Since inception, we have recognized no significant revenue other than the $280,000 received from patents from our wholly owned subsidiary, MBG USA Inc. We have accumulated operating losses of $532,961 and as of June 30, 2004 we had a working a capital deficiency of $196,841. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

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

NIL

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	August 23, 2004     /s/ Donald Walker
                             ----------------------
                              Donald Walker
                              Chief Executive Officer