Form 10KSB
period 2004-09-30
CIMBIX CORP
filed 2005-02-14
CIK 1127007

UNITED STATES SECURITIES EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2004

                       COMMISSION FILE NO.:   000-49955

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _____ TO _____

                         CIMBIX  CORPORATION
          -------------------------------------------------
           (Name of small business issuer in its charter)

            Washington                            91-2060082
-----------------------------------    -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

#112, 5414 Cameron Street
Las Vegas, Nevada                               89118
-----------------------------------------    -----------------------
(Address of principle executive offices)        ( Zip Code)

Issuer's telephone number:  (415) 924-9164
                            -----------------------

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

Issuer's revenues for its most recent fiscal year was $ NIL

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2004 was approximately $102,800 dollars.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

42,967,100 SHARES OF $0.0001 PAR VALUE COMMON STOCK
OUTSTANDING AS OF SEPTEMBER 30, 2004.

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Company was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission since November 2000. On August 26, 2003, the Company changed its name from Corporate Development and Innovation, Inc. to Cimbix Corporation ("Cimbix", the "Company"). Cimbix received approval from its filing with the NASD and began trading on the OTC Bulletin Board January 2004 under the symbol "CMBX". As part of its restructuring and reorganization plans, a reverse split was effected on October 8, 2004. The Company now trades under the ticker symbol, "CBXC".

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring and re-organization; completion of private placements; resolving issues and challenges created by prior management relating to the share exchange agreement with Millennium Business Group (USA) Inc. ("MBG USA");
and the creation of another wholly owned subsidiary, Advanced Dental Technologies Inc. ("ADT")

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

On March 24, 2003, the Company acquired 100% of the shares of MBG
USA making it a wholly owned subsidiary. Our plan was to compliment, augment and extend the early stage activities and business plans of the Company.

On or around the beginning of 2004, the Company learned of some unresolved issues relating to certain shareholders of MBG USA, and issues relating to certain assets of MBG USA as well as accounting concerns subsequent to the closing of the share exchange agreement with MBG USA. As a result of these activities, the Company was not able to undertake the development and the creation of the additional business segments.

In February 2004, the Company incorporated a wholly owned subsidiary in the State of Nevada named Advanced Dental Technologies Inc. ("ADT") and have transferred all the intellectual property from MBG USA to ADT. Originally, the wholly owned subsidiary of the Company, MBG USA was to form the Company's intellectual property and technology transfer division. The strong intellectual property position was based on four validly issued and assigned U.S. Patents [all in the area of dental implant abutment components, devices and techniques]. It is the Company's intention over the next year, to develop and implement a legal strategy to help extract financial compensation from certain entities which have chosen to wilfully infringe on the Company's patents by commercializing similar technologies. The MBG USA entity has already been able to effectuate and finalize a U.S. court directed legal settlement with one infringing company (dated and executed on June 26, 2002) which resulted in a fully paid up license fee and cash settlement of $280,000 USD.

Management has started the registration of the four patents in Canada and the United Kingdom and is starting to further evaluate, develop, manage and fund the commercialization, sub-license and or commercial sale of these various assets. Our ability to continue with the business plan is contingent upon our obtaining additional capital to assist in developing the concept and the new operational plan. We are also actively investigating other business opportunities to accentuate our current business.

BUSINESS

Our patents are in the field of cosmetic dentistry known as osseointegrated implant therapy. Dental implantology, also known as oral implantology, has been in practice for some twenty years and is considered to be a fairly new area of dentistry and considered as a viable alternative to fixed and removable prosthetic
restorations.   Conventional methods for replacing missing tooth or
teeth and gaps have always been dentures and bridges. Dental implantology is an alternative method for replacing missing tooth or teeth or gaps. The difference between the conventional methods and dental implants is that implants are permanently anchored into the jaw. Implants will look and feel as good as your own teeth.

A dental implant is an artificial tooth with a metallic root that is placed in the bone of the jaw to hold a replacement tooth or bridge. The implant is made out of titanium, a metal that is tolerated by the human body with little resistance and side effects. There are three types of dental implants. The most common type is known as "endosteal" or "endosseous" which means "in the bone". These include screws, cylinders or blades that are surgically placed into the jaw bone. Each implant can hold one or more prosthetic teeth. This type of implant is usually used as an option for patients with bridges or removable dentures. The other type of dental implant is known as "eposteal" or "subperiosteal" which means "on the bone". With this type, the device is placed on top of the jaw with metal framework posts that protrudes through the gum to hold the prosthesis. This form of implant is usually used as an option for patients that are unable to wear conventional dentures or bridges, and for those who have minimal bone height.
The last type of dental implant is known as "transosteal" or "transosseous" which means "through the bone". The device with threaded posts from the bone plate of the jaw goes through the bone to provide support and attachment for the dental prosthesis. This type of implant is used when the jaws are deformed resulting from trauma, tumors or injuries.

There are many advantages with this new revolutionary discovery of implantology. One of the most prominent features is that the implants do not have to rely on neighboring teeth for support like conventional methods of dentures and bridges. Therefore, the implant abutments do not have to be adjusted or re-adjusted due to progressive loss of the supporting and neighboring teeth or other problems relating to tissues and gums. They look and feel natural like your own teeth.

Our dental implant abutment assembly, process and designs, which we have patented, are based on extensive dental research, analysis and clinical studies. The patents provide universal usage that does not require a central bore in the core component for insertion of the implant screw. This distinct feature provides an open palate for fashioning wax-ups and casting abutments to match the natural tooth shape it replaces and at any positions. The universal abutment technology we have, permits unlimited vertical and horizontal positioning which can eliminate compromise of fixation screw, base or abutment strength caused by grinding or heating in other designs. This system may be easily disassembled and retrieved with no requirement for dental adhesive. With this flexibility, it allows a better alternative method for replacing teeth and/or other dental restorative devices.

The abutment systems we designed also allow other attachment components to be placed in the abutment which can hold other corresponding components fixed in the interior segment of a bridge, denture or other prosthesis so the prosthesis can easily be removed to be cleaned. These systems, devices and techniques are appropriate for any removable bridges, overdentures, other prosthesis and implant-based dental restorative devices.

MARKET ANALYSIS

In the US, about eleven percent of the population is missing all Their teeth and about thirty-five percent are missing some teeth. Dental implants are a viable alternative to dental bridges or Dentures commonly used to resolve the problems of missing teeth. The dental implant market is estimated to be about one billion dollars worldwide and is growing at approximately eighteen percent per year. There are about five major companies that control about eighty-five percent of the market.

Our subsidiary, MBG USA settled a patent infringement action with one of those companies, the Swiss company called Strauman. Cimbix through its subsidiary ADT, will be investigating whether any other company has infringed on the patents as well as licensing and/or the production of dental implants based on the patents. There are several companies that are of interest either as to the issue of patent infringement and/or licensing production.

Some attributes to this fast growing industry can be related to major developments of this new technology which minimizes side effects and complications that would normally be associated with dentures, bridges and other restorative devices; this new technology which is more efficient; this new technology which does not rely on neighboring teeth for support; this new technology which provides natural looking teeth and this new technology provides people with greater confidence and better oral hygiene.

We believe that there exist a significant market opportunity for Our dental implant abutment systems. Our technology has a great impact in osseointegrated implant therapy. There are no hassles and problems and minimal side effects, if any. The systems are flexible, easy to install and to clean. The implants are cosmetically more attractive and makes your teeth feel and look natural. Dental implantology has been proven to satisfy the dental implant markets as it extends to all dental companies that manufactures, if not, promote alternative replacement to dentures and bridges. Many universities, colleges, foundations, private companies and laboratories unknown to us are researching new dental implant abutment systems everyday. We believe that the existing conventional methods of replacing teeth are ineffective and believe that dental implant therapy will become the method of choice for teeth replacement.

Studies have show that dental implant systems have shown success rates of greater than ninety per cent. Adverse effects on implants have been attributed to uncontrolled diabetes, alcoholism, heavy smoking, post-irradiated jaws and poor oral hygiene. However, individuals with a strong susceptibility to periodontitis can be treated successfully with implants. Age is not an important factor that affects implant survival, but is considered important in treatment planning. For example, when implants are placed in adolescent, it has been recommended that they be monitored closely and restored with a prosthesis designed for adaptation to a developing jaw. Prospective patients should be emotionally stable, cooperative and willing to keep the appointments required for completion of treatment and maintenance. Restorative requirements such as space and jaw relationships, location of edentulous areas, quantity and quality of available bone should be evaluated before implants are selected as a treatment option. The success rates of dental implants depend on the bone quality and bone volume. If bone quality and quantity are inadequate, then bone augmentation procedures may be indicated.

We believe that dental implants have revolutionized the fields of implants and periodontics. During the last decades, there have been a great deal of information generated concerning the effectiveness and predictability of dental implant systems. We believe that implant abutment systems like ours is a viable option in the treatment of partial and full teeth replacement therapy. The available abutment systems are successful.

DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

We currently have minimal cash reserves and a significant working
capital deficit.   Accordingly, our ability to pursue our plan of
operations is contingent on our being able to obtain funding for the development and commercialization of our products and services. We commenced an offering in the form of equity financing from the sale of our common stock in the principal amount of up to $90,000 to persons who are "accredited investors" in private placement transactions. There is no assurance we will be able to raise any funds through this offering.


SUBSIDIARIES

We entered into a share exchange agreement with the shareholders of Millennium Business Group (USA) ("MBG USA") in March 2003.
The acquisition of MBG USA makes it a wholly owned subsidiary of the Company. The acquisition of MBG USA was to further accentuate the Company's focus on medical technologies.

As part of the restructuring and reorganization of the Company, the Company incorporated Advanced Dental Technologies Inc. ("ADT") in the State of Nevada as another wholly owned subsidiary of the Company in February 2004. The four dental patents of MBG USA were transferred into ADT so the Company can better protect and finance development of the patents.

PATENTS AND TRADEMARKS

We will attempt to protect the patents and proprietary technologies held by our subsidiary, ADT, in as many countries in the world as economically feasible. The patent position of dental device firms, including our company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications for, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by our Company. The scope and validity of these patents and applications, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain.

We will require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, and or consulting relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information.

RESEARCH AND DEVELOPMENT EXPENDITURES

The Company entered into a share exchange agreement with MBG
USA issuing a total of 4,018,000 shares of its common stock, 500,000 shares of its preferred stock and 1,938,000 warrants so that MBG USA becomes a wholly owned subsidiary of the Company. Through our internal investigations, the previous management of the Company did not appropriately establish the voting preferred shares of the Company. On May 30, 2004, the Company filed a Certificate of Designation to establish the designations, preferences, limitations and relative rights of the preferred shares of Series A. Each outstanding Series A Preferred Stock is entitled to one (1) vote. At year end September 30, 2004, there was an outstanding 500,000 preferred shares of Series A which was issued according to the share exchange agreement with MBG USA, with each preferred share holding only one (1) vote each. The preferred stock issued to the shareholders of MBG USA, is not convertible.

We have plans to focus on our research and development activities to verify the viability and marketability underlying our patents this fiscal year. Substantial research and development efforts are required to be completed in order to determine the viability of the patents so the Company maybe able to negotiate licenses to generate revenue commercially. We can not estimate the time required to complete these activities. We cannot assure that we will ever develop a product that is approved for commercial distribution.

COMPETITION

We cannot assure you that any of our patents will afford protection against competitors with similar technology; nor can we assure you that any of our patents will not be designed around by others or that others will not obtain patents that we would need to license or design around.

Management plans, as soon as time and finances permit, to hire management advisors for its US based operations especially in the areas of finance, sales, marketing and investor/public relations. Cimbix may also choose to outsource some of its marketing roles by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Cimbix's Head offices are located at #112, 5415 Cameron Street,
Las Vegas, Nevada 89118.  The Company's phone number is
415-924-9164.

The Company maintains a business office in Vancouver, B.C., Canada as well as an office in Larkspur, California which is maintained by Mr. Donald Walker, the Company's director and President. The Canadian offices are located at Suite 733, 141-6200 McKay Avenue, Burnaby, British Columbia, Canada V5H 4H9. The U.S. offices are located at Suite 112, 5415 Cameron Street, Las Vegas, Nevada 89118. The telephone number is 415-924-9164.

Additionally, Mr. Robert Rosner, MBG USA's Vice President of Investor Relations and Business Development as well as the Company's Vice President of Regulatory Affairs and Compliance officer and Corporate Secretary, maintains an office on behalf of all three Companies in the greater Los Angeles, California area. The U.S. investor relations, sales office and corporate compliance offices are located at Suite 134, 9663 Santa Monica Boulevard, Beverly Hills, California 90210. The telephone number is 310-435-0435.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of the board of directors of Cimbix, the Company is not currently party to any legal proceeding or litigation.

During the fiscal year, the Company resolved some ongoing issues and challenges created by prior management relating to the share exchange agreement with MBG USA. The Company also settled matters with the former sole director and officer of the Company, Edwin Lao.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On September 23, 2004, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a 200:1 reverse stock split. The number of pre-split shares consenting to the action was 37,825,000 out of 42,967,100 pre-split shares that were eligible to vote. The 37,825,000 pre-split shares eligible to vote does not include the 500,000 pre-split shares of Series A Preferred Stock vote which vote was 500,000 pre-split shares.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASD OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "CMBX" and was changed to "CBXC" in connection with the Company's reverse stock split in October 2004. Prior to January 2004, there was no trading market for the Company's common stock.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASD OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                      Bid Prices
Quarter Ended                      High      Low
------------------                 -----    -----

September 30, 2004                  0.60     0.02
June 30, 2004                       0.60     0.40
March 31, 2004                      0.00     0.00
December 31, 2003                   0.00     0.00


There were 94 holders of record of the common stock as of January 24, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASD or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

To date the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon the Company's future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

In June 2004, the Company issued 30,000,000 shares of its common stock, $.0001 par value per share which were not registered under the Act in consideration for $30,000 pursuant to a private placement. Donald Walker and Robert Rosner each subscribed to 15,000,000 shares. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

In October 2003, the Company issued 250,000 shares of its common stock, $.0001 par value per share which were not registered under the Act in consideration for $50,000 to the Robert Rosner pursuant to a private placement. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2004. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the period up to September 30, 2004, the Company has engaged mainly in the restructuring and re-organization of the Company, raising of operating capital, as well as the creation of another wholly owned subsidiary, Advanced Dental Technologies Inc. ("ADT").

For the current fiscal quarter, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with setting up a company structure to resolve challenges from prior management and to begin implementing its new operational plan. The Company anticipates that until these procedures are completed, it may not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. The directors have advanced funds into the Company to cover cash flow deficiencies. The advances have no stated repayment terms. These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.

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

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2004 was $125. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $592,405 and as of September 30, 2004 we had a working a capital deficiency of $256,285. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.


PLAN OF OPERATION

We anticipate entering into agreements within the next twelve months to hire consultants to address the viability, research, development and market of our dental abutment patents. Our objective is to exploit our technology through product development for sales and licensing of our patents to earn royalty revenue streams.

To achieve our new operational plan for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of equity securities. We have no cash to fund our operations at this time, so we plan to offer common stock in a private placement during the first quarter of 2005 to raise minimum proceeds of $90,000. We believe the proceeds from such a private placement will enable us to fund expanded operations.

We also anticipate hiring a minimum of five consultants during the next twelve months to enable us to continue research and development of our technology, perform suitability testing for dental devices, and pursue license opportunities with potential strategic partners.

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

$100,000 to hire additional managers and staff in the sales, marketing, web development and investor relations departments for our US offices.
$100,000 to spend on research and development and viability of of our patents.
$ 20,000 for outsourced advertising, graphic artwork and printing of marketing materials.
$ 30,000 for operational infrastructure costs including rent, communications, consumable supplies and travel.

We are presently in the early stages of development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue. In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

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

To date, we have not generated any revenues from operations. The success of our business depends on our ability to develop our dental abutment technology. The exact amount of our current and future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our research and development efforts, the costs of testing and manufacturing products, and changes in governmental regulation. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations, in which case you could lose the entire amount of you investment in the Company.

Dependence on key management and personnel

Our success is highly dependent upon the continued services of Mr. Donald Walker, our President and Mr. Robert Rosner our VP Investor Relations & Director of Regulatory Affairs. If any of the foregoing persons were to leave us, it could have a materially adverse effect upon our business and operations. We anticipate entering into employment contracts with the foregoing individuals, but can provide no assurance that we will come to terms for such employment agreements.

Our business also requires additional staff in all areas to success-fully bring our technology to market. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the dental device business and in the healthcare business. The competition for qualified personnel in the dental device industry and healthcare industry is intense and we may not be successful in hiring or retaining the requisite personnel. If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

Risk of Our Intellectual Property and Protection

On June 26, 2002, the Company's wholly owned subsidiary, MBG USA, finalized a U.S. court directed legal settlement with one infringing company that resulted in a fully paid up license fee and cash settlement for MBG USA of $280,000.

It is the Company's intention over the next several months, to develop and implement a legal strategy to help extract financial compensation from certain other entities which have also chosen to willfully infringe on the Company's Patents by commercializing similar technologies. In addition, the Company intends to arrange with other companies to produce and/or license the production of dental implants based on the patents held by ADT. The Company's ability to pursue these opportunities is in large part contingent upon our obtaining additional capital to assist in the associated legal and operational infrastructure costs. If the company is unable to raise such additional funds it is possible that the company business could potentially fail. Furthermore, even though the company's patents have been upheld as valid and enforceable by a US Nevada District Court Judge, there can be no assurances that subsequent legal proceedings will result in similar awards and or financial settlements with other potential defendants.

Our success depends, in part, on our ability to secure and maintain Patent protection, to preserve our trade secrets, and to operate without infringing on the patents of third parties. Third parties may challenge, invalidate, or circumvent our patent applications in the future. Competitors, many of which have significantly more resources than we have and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or abroad.

In the United States, patent applications are secret until patents issue, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make our products obsolete or will limit our patents or invalidate our patent applications.

We are in our early stages of development and face a risk of business failure.

We are in our early stages of development. We have no way to evaluate the likelihood that we will be able to operate the business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the technology industry. We recognize that if we are unable to generate significant revenues from our various divisions, we will not be able to earn profits or continue operations. There is only a limited history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any additional operating revenues or ever achieve profitable operations from our current business initiatives. If we are unsuccessful in addressing these risks, our business will most likely fail.

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


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2004, the independent auditor's report, and the notes to the financial statements are attached as Exhibit 13 with this filing.


Index  to  Financial  Statements:

1.     Independent  Auditors'  Report;

2.     Audited  Consolidated  Financial  Statements

     a.   Consolidated Balance Sheets as at September 30, 2004 and 2003;

     b. Consolidated Statements of Changes in Capital Deficit for the period from March 14, 2001 (inception) to September 30, 2004;

     c. Consolidated Statements of Operations for the years ended September 30, 2004 and 2003 and for the cumulative period from March 14, 2001 (inception) to September 30, 2004;

d. Statements of Cash Flows for the years ended September 30, 2004 and 2003 and for the cumulative period from March 14, 2001
(inception) to  September 30, 2004;

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of September 30, 2004 the Company had the following two (2) board of Director members.

Mr. Donald G. Walker - Director
Mr. Robert Rosner -Director

On October 31, 2003 Mr. Douglas P Johnson joined the Company's Board of Directors and resigned February 26, 2004.

Effective February 28, 2004, Dr. Andrew Willoughby was removed as the Chief Executive Officer and removed as director March 25, 2004.

The following table sets forth the name, age and position of each director and executive officer of Cimbix as at September 30, 2004:

Name                    Age  Position
--------------------------------------------------------------------
Donald G Walker           57   President, Chief Executive Officer, Director
Robert Rosner             40   Vice President of Regulatory Affairs and
                               Compliance, Corporate Secretary and Director


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Donald G. Walker B.Com, LLB, M.B.A., - President, Chief Executive Officer, General Corporate Council & Director. Mr. Walker is an active member of the California Bar and has been a lawyer in private practice for over 30 years as both a partner and sole practitioner, representing clients in such diverse areas as general corporate law, personal and corporate tax planning, real estate, immigration, insurance coverage litigation and general litigation. Mr.
Walker has acted for numerous corporate executives of public companies in respect to various issues of fiduciary and ethical duties. Between 1975 and 1981 Mr. Walker was responsible for incorporating well over four hundred (400) new privately held companies, as well as designing and implementing their various capital share structures and requirements for corporate governance. As an entrepreneur, Mr. Walker also has considerable experience with successfully developing and managing numerous privately held start-up enterprises including the development of numerous real estate projects in both Canada and the U.S., recently completing the development of the Mexican Consulate in San Jose, Ca. Mr. Walker was an owner of a private telemarketing company based in San
Diego, California which operated a 135 employee call-center which markets self improvement courses and other products. As the founder of D.G. Walker & Associates, Attorney's-at-Law, Walker also currently represents numerous Canadian and Chinese investors as part of a specialized immigration practice. Walker received both his B.Com and LLB from the University of Alberta, Canada and his M.B.A. from the University of California. As a member of the Company's Board of Directors as well as its general corporate counsel Walker brings to bear proven legal expertise, an extensive familiarity with US corporate governance issues, as well as a strong working knowledge of how to integrate and manage the corporate sales function with various potential licensing strategies.

Mr. Robert Rosner - Vice President Regulatory Affairs & Compliance:
Mr. Rosner serves as the Company's Vice President of Regulatory
Affairs and Compliance, Corporate Secretary and as a member of
Cimbix's board of directors.   Mr. Rosner was appointed to the
Company's board of directors and as Vice President of Regulatory
Affairs and Compliance and Corporate Secretary on August 15, 2003.
For the past two years Mr. Rosner has also functioned as a VP of Investor Relations and Business Development for MBG USA. From
September 1999 till September 2003, Mr. Rosner was also the President of First Cypress Technologies Inc., a junior mining company listed on the NASD-OTC Bulletin Board. He has been the owner and the president of Rosner Communications Inc. from July 1985 to April 2004. Rosner Communications Inc. provides consulting services to public companies.
Mr. Rosner has been the president and a director of Moreno Ventures
Inc., a company listed on the Canadian Venture Exchange, from July 1994 to December 2002. Mr. Rosner has been the former president and a Current director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, since June 1996. Mr. Rosner has been the president and a director of Superior Networks, Inc., a company listed on the NASD-OTC Bulletin Board, from February 2002 to September 2002. As MBG USA's VP Investor Relations and Business Development Mr. Rosner currently works and operates out of the Company's California offices.

TERM OF OFFICE

Our officers are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2004. No officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

                     Fiscal Year 2004 Officers Annual Compensation Table

                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other                                   All
                                                Annual                                  Other
                                                Compen  Restricted                      Com-
                                                sation  Stock    Options/  LTIP         pen-
Name            Title     Year  Salary   Bonus  (stock) Awarded  SARs (#)  payouts ($)  sation
------------  ----------  ----  -------  -----  ------  -------  --------  -----------  ------

Dr. Andrew   Chairman (1) 2004   $25,000   0       0      0         0        0            0
Willoughby   Director

Donald       President    2004   $33,750   0       0      0         0        0            0
Walker       & CEO,
             Director

Robert       Corporate    2004   $45,000   0       0      0         0        0            0
Rosner       Secretary,
             VP Reg.
             Affairs,
       	 Director


As of September 30, 2004, none of the executive officers had any sort of binding employment contracts with the Company. However, in addition to being a Vice President of Regulatory Affairs for the Company, Mr. Robert Rosner earned for the 2004 fiscal year an annual base salary of $60,000 as Vice President of Investor Relations and Business Development for the Company's wholly owned subsidiary, MBG USA. In this capacity Mr. Rosner is responsible for managing the expansion of MBG USA's US sales, marketing and investor relations offices in Los Angeles, California.

Additionally, Donald Walker earned $22,500 as President of the
Company's wholly owned subsidiary, MBG USA. In this capacity, Mr.Walker is responsible for overseeing the day-to-day operations of MBG USA.

As of September 30, 2004 the Company has not adopt any compensation committee or compensation policies. See "Certain Relationships and Related Transactions." Other than as detailed above, the Company has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth, as of September 30, 2004, Cimbix's outstanding common stock owned of record of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

As of September 30, 2004 the total number of issued and outstanding common shares in the Company was 42,967,100. 5% of which equals
2,148,355 shares.

                                                       Amount of         Percent
                           Name and address            beneficial        of
Title of Class             of beneficial owner         ownership         class
                           -----------------------------------------------------
Common Stock                Donald Walker                15,075,000           35.08%
                            Chairman, President, CEO
                            99 Elm Ave
                            Larkspur, California
                            94939

Common Stock                Robert Rosner                15,250,000           35.49%
                            Director, Secretary
                            #134, 9663 Santa Monica Blvd
                            Beverly Hills, California
                            90210


                                                         -------------       -------
                                                         30,325,000           70.57%

Total combined share position of all executive officers and directors as a group consists of 2 persons

The following table sets forth, as of September 30, 2004, Cimbix's outstanding common stock owned of record or beneficially by each person who owned of record, or was known by Cimbix to own beneficially, more than 5% of its common stock. Each person has sole voting and investment power with respect to the shares shown.


      TABLE OF SHAREHOLDERS WITH MORE THAN 5% HOLDINGS OF CIMBIX

                                                       Amount of         Percent
                           Name and address            beneficial        of
Title of Class             of beneficial owner         ownership         class
                           -----------------------------------------------------
Common Stock                Donald Walker                15,075,000           35.08%
                            Chairman, President, CEO
                            99 Elm Ave
                            Larkspur, California
                            94939

Common Stock                Robert Rosner                15,250,000           35.49%
                            Director, Secretary
                            #134, 9663 Santa Monica Blvd
                            Beverly Hills, California
                            90210

Common Stock                Edwin Lao                     7,500,000           17.46%
                            former director and officer
                            Shareholder


                                                         -------------       -------
                                                         37,825,000           88.03%



Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of Cimbix. There were no rights outstanding as of September 30, 2004 entitling owners to acquire our common stock within 60 days.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  and  Index  of  Exhibits

  Exhibit
  Number                         Description of Exhibit
--------------     -------------------------------------------------
  3.3                Amendment of Articles of Incorporation (1)
 10.1                Share Exchange Agreement between the Company and
                     the Millenium Business Group USA, Inc. (2)
 13.2                Audited Consolidated Financials Statements for
                     the year ended September 30, 2004 (3)
 16.1                Change of Certifying Accountant (4)
 31.1                Certification 302, CEO (3)
 32.1                Certification 906, CEO (3)
 --------------     -------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 14, 2004.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 9, 2003 and August 19, 2003.
(3)     Attached as exhibit to the current Form 10-KSB
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 2, 2003.


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

On March 26, 2004, we reported with the US Securities and Exchange Commission that we accepted Mr. Douglas P. Johnson's resignation; that Mr. Andrew Willoughby was removed as Chief Executive Officer; we re-affirmed the Company's bylaws; issuance of shares to Mr. Donald Walker and Mr. Robert Rosner; and proposed termination of the share exchange agreement between the Company and Millenium Business Group USA Inc.

On June 14, 2004, we reported with the US Securities and Exchange Commission that Mr. Andrew Willoughby was removed as director; that current management appropriately established the designation of the voting preferred shares of the Company to be one (1) vote each; and that Mr. Robert Rosner and Mr. Donald Walker did not accept the issuance of shares disclosed on March 26, 2004.

On September 24, 2004, we reported with the US Securities and Exchange Commission that as a result of restructuring and reorganization of The Company, the board of directors and major shareholders approved a Reverse stock split of two hundred shares to one share of the issued And outstanding shares of the common stock of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2004 and 2003 for professional services rendered by the principal accountant for the audit of Cimbix's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $7,000 and $6,800 respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CIMBIX CORPORATION


By:  /s/  DONALD WALKER
     ___________________________________
     DONALD WALKER, President, CEO and Director
     Date:     February 11, 2005


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ DONALD WALKER
     ___________________________________
     DONALD WALKER, Principal Executive Officer
     Principal Financial Officer
     Chief Executive Officer and Director
     Date:     February 11, 2005