Form 10QSB
period 2004-12-31
CIMBIX CORP
filed 2005-02-18
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   December 31, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from  		 to

                  Commission file number       000-49955

                           CIMBIX CORPORATION
               -------------------------------------------
    (Exact name of small business issuer as specified in its charter)

              Washington                        91-20600082
              -----------                       ------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      #112, 5414 Cameron Street
      Las Vegas, Nevada                          89118
      --------------------------------------    -------------
     (Address of principal executive offices)   (Zip Code)

              Issuer's telephone number   (415) 924 - 9164


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No __

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2004:

                    254,843 Shares of Common Stock
                --------------------------------------------

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

Consolidated Statements of Cash Flows                             F-3

Consolidated Statement of Stockholder's Equity                    F-4

Notes to Consolidated Financial Statements                        F-5

                                Cimbix Corporation
                          (A Development Stage Company)

                            Consolidated Balance Sheet
                                  (Unaudited)
                           (Stated in U.S. dollars)


                                                   December 31,     September 30,
                                                       2004         2003 (note 1)
                                                     --------------------------
ASSETS

Current
     Cash                                             $  1,065      $     125
     Prepaid Expenses                                        0         15,000
     Deferred Compensation                               5,000              0
                                                      ---------     ---------
                                                         6,065         15,125

Patents (Note 5)                                            20             20
Website Development Costs                                8,700          8,700
                                                      --------      ---------
                                                         8,720          8,720


                                                      $ 14,785      $  23,845
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $241,763      $ 203,512
     Related party payable (Note 6)                     79,120         76,618
                                                      --------      ---------
                                                       320,883        280,130
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 common shares with a par value
         $0.0001 per share
       20,000,000 preferred shares with a par
         value of $0.0001 per share

     Issued and outstanding:
       254,843 common shares at December 31, 2004,    $     28       $     24
       214,843 common shares at September 30, 2004
         2,501 preferred shares at December 31, 2004         1              1
               and September 30, 2004
     Additional Paid in Capital                        346,091        336,095
                                                      --------       --------
                                                       346,120        336,120

Deficit Accumulated During the Development Stage      (652,218)      (592,405)
                                                      ---------      ---------
Total Stockholder's Equity (Deficit)                  (306,098)      (256,285)
                                                      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $ 14,785     $   23,845
                                                      =========      =========

The accompanying notes are an integral part of these interim financial statements.

                                Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statements of Operations
                           (Stated in U.S. dollars)
                                  (Unaudited)


                                                                    PERIOD FROM
                                                                      INCEPTION
                                                                       MARCH 14
                                            THREE MONTHS ENDED          2001 TO
                                               DECEMBER 31          DECEMBER 31
                                               2004      2003              2004
-------------------------------------------------------------------------------
Expenses
   Management fees                          $ 45,000   $ 51,250   $  510,921
   Consulting fees                             8,665      5,360      111,002
   Professional expenses                       2,674      2,500      245,117
   Donated Services                                0          0        2,250
   General and administrative                  3,474      3,185       52,261
                                            --------    --------    --------

Loss Before the Following                   ( 59,813)  ( 62,295)    (921,551)

Legal Settlement                                   0          0      280,000
                                            --------    --------    --------

Net Income (Loss) For The Period            $(59,813)  $(62,295)  $ (641,551)
                                                                    =========


Net Loss per share                          $  (0.27)  $  (0.96)


Weighted Average Shares Outstanding          218,169     64,632



The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                           (Stated in U.S. dollars)
                                   (Unaudited)


                                                                                      Inception
                                                                                       March 14
                                                            Three Months Ended          2001 to
                                                                December 31          December 31
                                                           2004            2003           2004
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $ (59,813)     $  (62,295)    $ (641,551)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Donated services                                            0               0          2,250
   Prepaid expenses                                       15,000         (30,000)             0
   Accounts payable                                       38,251          50,929        233,338
   Stock based compensation                                5,000               0          5,000
                                                       ---------       ---------      ---------
                                                         ( 1,562)        (41,366)      (400,963)

Cash Flows from Investing Activities
   Patents                                                     0               0            (20)
   Website development costs                                   0          (8,700)        (8,700)
                                                        ---------       ---------      ---------
                                                               0          (8,700)        (8,720)

Cash Flows from Financing Activities
   Common stock issued                                         0          50,000        333,860
   Share subscriptions received                                0               0              0
   Related party payable                                   2,502          (2,450)        76,494
                                                       ---------       ---------      ---------
                                                           2,502          47,550        410,354

Cash Acquired On Acquisition of Subsidiary             $       0      $        0     $      394

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $     940     $   (2,516)    $     1,065

Cash, beginning of period                                    125           5,491              0

Cash, end of period                                    $   1,065      $    2,975     $    1,065
                                                       ===========     ==========    ===========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                DECEMBER 31, 2004
                           (Stated in U.S. dollars)

                                        COMMON STOCK                PREFERRED STOCK     DEFICIT
                               ------------------------------  ------------------------  ACCUM.
                                NUMBER              SHARE      NUMBER        ADDITIONAL DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN   DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares            50   $    1   $       0         0 $   0   $      9  $       0    $     10
Share subscriptions received
  during the period                   0        0     150,280         0     0          0          0     150,280
Loss for the period                   0        0           0         0     0          0   (216,896)   (216,896)
                              ----------  -------  ----------  ------ -------  -------    --------   ----------
Balance, September 30, 2001          50        1     150,280         0     0          9   (216,896)    (66,606)

Share subscriptions received
  during the year                     0        0      76,105         0     0          0          0      76,105
Loss for the year                     0        0           0         0     0          0    (29,313)    (29,313)
                              ----------  -------  ----------  ------ -------  -------      -------   ---------
Balance, September 30, 2002          50        1     226,385         0     0          9   (246,209)    (19,814)

Share subscriptions received         50        0       5,000         0     0          0          0       5,000
Issuance of common shares        20,040        2    (231,385)        0     0    232,548          0       1,165
                              ---------    -----    ---------   ----- -------  --------     ------   ---------
                                 20,090        3           0         0     0    232,557    (246,209)   (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")           (20,090)      (3)          0         0     0   (232,557)   (232,560)         0
  Cimbix Corporation             42,560        4           0         0     0    232,556     (232,560)         0
Fair value of shares issued
 in connection with the
 acquisition of MBG              20,090        2           0     2,501     1         (3)          0          0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0          0      (20,167)  (20,167)
Issue of common shares              693        1           0         0     0     13,809            0    13,810
Issue of common shares              250        1           0         0     0      7,499            0     7,500
Donated services                      0        0           0         0     0      2,250            0     2,250
Loss for the year                     0        0           0         0     0          0      (98,849)  (98,849)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2003       63,593  $     8    $      0     2,501  $  1   $ 256,111   $(365,225) $(109,105)
Issue of common shares            1,250        1           0         0     0      49,995           0    50,000
Issue of common shares          150,000       15           0         0     0      29,985           0    30,000
Loss for the period                   0        0           0         0     0           0    (227,180)  (227,180)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2004      214,843  $    24    $      0     2,501  $  1   $ 336,095   $(592,405) $(256,285)
Issue of common shares           40,000        4           0         0     0       9,996           0    10,000
Loss for the period                   0        0           0         0     0           0     (59,813)  (59,813)
                             -----------  ------     --------   -------   ---  ----------     --------   ---------
Balance, December 31,2004       254,843       28           0     2,501     1     346,091    (652,218)  (306,098)


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                December 31, 2004
                           (Stated in U.S. dollars)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The unaudited financial statements as of December 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               December 31, 2004
                           (Stated in U.S. dollars)
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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                December 31, 2004
                           (Stated in U.S. dollars)
                                   (Unaudited)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Consolidation

These consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Millennium Business Group USA, Inc. and Advanced Dental Technologies Inc.

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               December 31, 2004
                           (Stated in U.S. dollars)
                                   (Unaudited)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                               December 31, 2004
                           (Stated in U.S. dollars)
                                   (Unaudited)

4.  ACQUISITION	OD SUBSIDIARY (Continued)

The acquisition is summarized as follows:

Current Assets
   Cash                            $     394

Current Liabilities
   Accounts payable                    8,435
   Related party payable              12,126
                                   ----------
                                   $  20,561

Net Asset Deficiency               $ (20,167)
                                   ===========


5.	PATENTS

The Company has acquired, by assignment from a related party US Patents {Numbers 5,527,182, 5,873,721, 6,126,445 & 6,283,753} in the area of
Osseo-integrated dental implant componentry.


6.	RELATED PARTY PAYABLE

These amounts are unsecured and interest free with no specific terms of repayment.


7.	SUBSEQUENT EVENT

Included in accounts payable is $110,051 owing to officers and directors (2003 - $48,250), and $45,420 owing to past officers and directors (2003 -
Nil).

8.      SHARE CAPITAL

On October 8, 2004, the Company consolidated its issued and outstanding share capital as a basis of 1 share for every 200 previously held shares. All references in the accompanying financial statements to the number of common shares, preferred shares and per share amounts have been restated to reflect the reverse stock split.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In February 2004, the Company incorporated a wholly owned subsidiary in the State of Nevada named Advanced Dental Technologies Inc. ("ADT") and have transferred all the intellectual property from MBG USA to ADT. Originally, the wholly owned subsidiary of the Company, MBG USA was to form the Company's intellectual property and technology transfer division. The strong intellectual property position was based on four validly issued and assigned U.S. Patents [all in the area of dental implant abutment components, devices and techniques]. It is the Company's intention over the next year, to develop and implement a legal strategy to help extract financial compensation from certain entities which have chosen to willfully infringe on the Company's patents by commercializing similar technologies. The MBG USA entity has already been able to effectuate and finalize a U.S. court directed legal settlement with one infringing company (dated and executed on June 26, 2002) which resulted in a fully paid up license fee and cash settlement of $280,000 USD.

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

STATUS OF OPERATIONS

During the period up to December 31, 2004, the Company has engaged mainly in the restructuring and re-organization of the Company as well as raising capital for operations.

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

The Company has started to negotiate with various consultants in Canada, United States, Europe, Asia and South America to broaden its dental implant technology and corporate development. The Company is also negotiating and pursuing other new business opportunities to augment the existing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources. The operations of the Company has principally been funded through private sale of equity securities and borrowings from officers and directors. The advances from officers and directors have no stated repayment terms. These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs. We expect this to continue for at least the remainder of 2005.

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

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of December, 2004 was $1,065. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $652,218 and as of December 30, 2004 we had a working a capital deficiency of $314,818. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.


PLAN OF OPERATION

We anticipate entering into agreements within the next twelve months to hire consultants to address the viability, research, development and market of our dental abutment patents as wel as to explore other potential viable businesses. Our objective is to exploit our technology through product development for sales and licensing of our patents to earn royalty revenue streams as well as to acquire additional businesses.

To achieve our new operational plan for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of equity securities. Subsequent to the first quarter ending December 31, 2004, the Company offered common stock in a private placement to raise minimum proceeds of $90,000. We believe the proceeds from this private placement will enable us to fund, expand and sustain our operations in the interim.

We are preparing to hire several consultants during the next twelve months to enable us to continue research and development of our technology, perform suitability testing for dental devices, and pursue license opportunities with potential strategic partners. We also need consultants to perform due diligence investigations of other business opportunities.

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

$100,000 to hire additional managers and staff in the sales, marketing, and investor relations departments for our US offices.
$100,000 to spend on research and development and viability of of our patents and due diligence investigations.
$ 20,000 for outsourced advertising, graphic artwork and printing of marketing materials.
$ 30,000 for operational infrastructure costs including rent, communications, consumable supplies and travel.

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

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.  Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 8, 2004, the Company affected a 1:200 reverse stock split.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------
 31.1                Certification 302 of Chief Executive Officer
 32.1                Certification 906 of Chief Executive Officer

(b)	Reports on Form 8-K

On January 7, 2005, we reported with the Securities and Exchange
Commission that the Company planned to raise $90,000 for working capital through the sale of equity securities.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	February 18, 2005     /s/ Donald Walker
                             ----------------------
                               Donald Walker
                               Chief Executive Officer