Form 10QSB
period 2005-03-31
CIMBIX CORP
filed 2005-05-23
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   March 31, 2005

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2005:

                     11,494,843 Shares of Common Stock
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

                           TABLE OF CONTENTS
                           -----------------

                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . .  3


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

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

Consolidated Notes to Financial Statements                        F-5

                                Cimbix Corporation
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                  (Unaudited)
                           (expressed in U.S. dollars)


                                                    March 31,     September 30,
                                                       2005           2004
                                                                    (Note 1)
                                                     --------------------------
ASSETS

Current
     Cash                                             $  2,753      $     125
     Prepaid Expenses                                       70         15,000
                                                      ---------     ---------
                                                         2,823         15,125

Patents                                                      -             20
Website Development Costs                                    -          8,700
                                                      --------      ---------
                                                             -          8,720


                                                      $  2,823      $  23,845
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $122,726      $ 203,512
     Related party payable (Note 5)                     52,102         76,618
                                                      --------      ---------
                                                       174,828        280,130
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares with a par value
                $0.0001 per share
     20,000,000 preferred shares with a par
                value of $0.0001 per share

  Issued and outstanding:
    11,494,843 common shares at March 31, 2005,       $  1,149       $     21
       214,843 common shares at September 30, 2004
         2,501 preferred shares at March 31, 2005            1              1
               and September 30, 2004
     Additional Paid in Capital                        815,770        336,098
                                                      --------       --------
                                                       816,920        336,120

Deficit Accumulated During the Development Stage      (988,925)      (592,405)
                                                      ---------      ---------
Total Stockholder's Equity (Deficit)                  (172,005)      (256,285)
                                                      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $  2,823      $  23,845
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

                                Cimbix Corporation
                          (A Development Stage Company)

                        Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  (Unaudited)


                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                              AUGUST 17
                               THREE MONTHS ENDED     SIX MONTHS ENDED          2000 TO
                                   MARCH 31               MARCH 31             MARCH 31
                                 2005       2004       2005      2004              2005
-------------------------------------------------------------------------------
Revenue                         $       0          0          0            0      9,500

Expenses
   Management fees                 22,500   $  7,500   $ 45,000   $   43,750    169,000
   Consulting fees                391,660      2,200    400,325        2,560    425,703
   Professional expenses            6,580      7,500      9,254       10,000     82,147
   Donated Services                     0          0          0            0     11,250
   General and administrative       7,624        110     10,997        3,230     40,683
   License written off                  0          0          0            0     35,000
   Debt forgiveness                85,091          0     85,091            0     85,091
   Write off of website
     Development costs              8,700          0      8,700            0      8,700
                                   ------    --------    --------   --------    --------

Loss Before the Following        (522,155)   (17,310)  (559,367)     (59,540)  (848,074)

Gain On Disposition of
   Subsidiaries (Note 6)          185,448          0    185,448            0    185,448
Earnings From Discontinued
   Operations                           0    (22,643)   (22,601)     (42,708)  (326,299)
                                  -------    --------   -------      -------   --------

Net Income(Loss)For The Period  $(336,707)  $(39,953)  (396,520)   $(102,248)  $(988,925)
                                                                               =========


Net Loss per share              $   (0.05)  $  (0.01)  $  (0.11)   $   (0.01)


Weighted Average Shares
      Outstanding                7,001,510    64,632   3,621,503    64,632


The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                                      Inception
                                                                                      August 17
                                                              Six Months Ended          2000 to
                                                                   March 31            March 31
                                                           2005            2004            2005
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $(396,520)     $ (102,248)    $ (988,925)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Debt forgiveness                                       85,091               0         85,091
   Write off of website development costs                  8,700               0          8,700
   Shares issued for services                            390,800               0        390,800
   Loss from discontinued operations                      22,600          42,708        326,299
   Donated services                                            0               0          2,250
   Prepaid expenses                                          (70)              0            (70)
   Accounts receivable                                   (35,091)         50,000        (85,091)
   Accounts payable                                      (18,317)        (39,251)       122,726
   Gain on disposition of subsidiaries                  (185,448)              0       (185,448)
                                                       ---------       ---------      ---------
                                                        (128,255)        (48,791)      (323,668)

Cash Flows from Investing Activities
   Website development costs                                   0          (8,700)        (8,700)

Cash Flows from Financing Activities
   Common stock issued                                    90,000          50,000        423,870
   Proceeds on disposition of subsidiaries                   100               0            100
   Related party payable                                  40,789           2,500         52,102
                                                       ---------       ---------      ---------
                                                         130,889          52,500        476,072

Net Cash Provided By (Used in)
   Discontinued operations                             $       0      $        0     $ (140,951)

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $   2,634     $    (4,991)    $    2,753

Cash, beginning of period                                    119           5,488              0

Cash, end of period                                    $   2,753      $      497     $    2,753
                                                       ===========     ==========    ===========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  MARCH 31, 2005
                           (expressed in U.S. dollars)


                                        COMMON STOCK                PREFERRED STOCK     DEFICIT
                               ------------------------------  ------------------------  ACCUM.
                                NUMBER              SHARE      NUMBER        ADDITIONAL DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN   DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares            50   $    0   $       0         0 $   0   $     10  $       0    $     10
Share subscriptions received
  during the period                   0        0     150,280         0     0          0          0     150,280
Loss for the period                   0        0           0         0     0          0   (216,896)   (216,896)
                              ----------  -------  ----------  ------ -------  -------    --------   ----------
Balance, September 30, 2001          50        0     150,280         0     0         10   (216,896)    (66,606)

Share subscriptions received
  during the year                     0        0      76,105         0     0          0          0      76,105
Loss for the year                     0        0           0         0     0          0    (29,313)    (29,313)
                              ----------  -------  ----------  ------ -------  -------      -------   ---------
Balance, September 30, 2002          50        0     226,385         0     0         10   (246,209)    (19,814)

Share subscriptions received          0        0       5,000         0     0          0          0       5,000
Issuance of common shares        20,040        2    (231,385)        0     0    232,548          0       1,165
                              ---------    -----    ---------   ----- -------  --------     ------   ---------
                                 20,090        2           0         0     0    232,558    (246,209)   (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")           (20,090)      (2)          0         0     0   (232,558)   (232,560)         0
  Cimbix Corporation             42,560        4           0         0     0    232,556    (232,560)         0
Fair value of shares issued
 in connection with the
 acquisition of MBG              20,090        2           0     2,501     1         (3)          0          0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0          0      (20,167)  (20,167)
Issue of common shares              693        1           0         0     0     13,809            0    13,810
Issue of common shares              250        1           0         0     0      7,499            0     7,500
Donated services                      0        0           0         0     0      2,250            0     2,250
Loss for the year                     0        0           0         0     0          0      (98,849)  (98,849)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2003       63,593  $     6    $      0     2,501  $  1   $ 256,113   $(365,225) $(109,105)
Issue of common shares            1,250        0           0         0     0      50,000           0    50,000
Issue of common shares          150,000       15           0         0     0      29,985           0    30,000
Loss for the period                   0        0           0         0     0           0    (227,180)  (227,180)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2004      214,843  $    21    $      0     2,501  $  1   $ 336,098   $(592,405) $(256,285)
Issue of common shares           40,000        4           0         0     0       9,996           0    10,000
Issue of common shares        9,000,000      900           0         0     0      89,100           0    90,000
Issue of common shares        2,240,000      224           0         0     0     380,576           0    380,800
Loss for the period                   0        0           0         0     0           0    (396,520)  (396,520)
                             -----------  ------     --------   -------   ---  ----------     --------   ---------
Balance, March 31, 2005      11,494,843    1,149           0     2,501     1     815,770    (988,925)  (172,005)


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                    Notes to  Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

2.  NATURE OF OPERATIONS

a) Organization

The Company was incorporated in the State of Washington, U.S.A. on August 17, 2000.

b) Going Concern

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
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

The subsidiaries were disposed of at March 31, 2005 (Note 7).

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

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

The website development costs were found to be impaired and were charged to operations.

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

Gains or losses on foreign exchange are charged to operations.

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)

3.  SIGNIFICANT ACCOUNTING POLICIES (Continued)



g)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

4.	ACQUISITION OF SUBSIDIARY AND DISPOSITION

Effective April 8, 2003, Cimbix (formerly Corporate Development and
Innovation Inc.) acquired 100% of the issued and outstanding shares of Millennium Business Group USA, Inc. ("MBG") by issuing 20,090 common shares, 2,501 preferred shares, and 9,690 share purchase warrants for the purchase of an additional 9,690 common shares at $0.05 per share to April 8, 2008. Since this transaction resulted in the former shareholders of MBG owning the majority of the issued shares of Cimbix, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by MBG of the net assets and liabilities of Cimbix. Under this purchase method of accounting, the results of operations of Cimbix are included in these consolidated financial statements from April 8, 2003.

Cimbix had a net asset deficiency at the acquisition date, therefore, the shares issued on acquisition were issued at fair value of $0 with the net asset deficiency of $20,167 charged to deficit. MBG is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

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
                                   ===========

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)


5.	RELATED PARTY TRANSACTIONS

Included in accounts payable is $110,051 owing to officers and directors (2003 - $48,250), and $45,420 to past officers and directors (2003 - $Nil).


6.	GAIN ON DISPOSITION OF SUBSIDIARIES

As at March 31, 2005, the Company disposed of its investments in its wholly-owned subsidiaries, Millennium Business Group USA, Inc. and Advanced Dental Technologies Inc. The subsidiaries were sold to an unrelated party for proceeds of $100 and the Buyer's indemnification of the Company against all liabilities of the subsidiaries.

7.      DISCONTINUED OPERATIONS

The operating results of the subsidiaries, disposed of at March 31, 2005, have been accounted for as discontinued operations for the six months ended March 31, 2005 and 2004, and for the period from inception to date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Cimbix Corporation (the "Company," "we," "us" or
"our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2005. This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

BACKGROUND

The Company was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission since August 2002. On August 26, 2003, the Company changed its name from
Corporate Development and Innovation, Inc. to Cimbix Corporation. Cimbix received approval from the NASD to begin trading on the OTC Bulletin Board in January 2004 under the symbol "CMBX".
As part of its restructuring and reorganization plans, a reverse stock split was effected on October 8, 2004. The Company now trades under the ticker symbol, "CBXC.OB".

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring; completion of private placements; commencement of its new operational plan; and negotiation and completion of the sale of its wholly owned subsidiaries, Millennium Business Group (USA) Inc. ("MBG USA") and Advanced Dental Technologies Inc. ("ADT") on March 31, 2005. On May 20, 2005, the Company entered into a letter of intent with PetsMobility Network Inc. that could enhance shareholder's value; however, there is no assurance that any of the potential acquisitions currently being studied will be consummated.

From the Company's inception until approximately March 2003, the Company was engaged in the market development and sale of vitamins, minerals, nutritional supplements, and other health and fitness products over the internet under a three year license agreement from Vitamineralherb.com. The license agreement with Vitamineralherb.com expired in March 2003 and the Company terminated this line of business.

In March 2003, the Company acquired 100% of the shares of MBG
USA, and in February 2004, the Company incorporated ADT as a wholly
Owned subsidiary in the State of Nevada and transferred all the intellectual property of MBG USA to ADT. Originally MBG USA was to form the Company's intellectual property and technology transfer division. ADT owned four U.S. Patents all in the area of dental implant abutment components, devices and techniques.

On March 31, 2005, the Company sold all the shares of MBG USA and ADT to The Triple 8 Holding Trust as disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 7, 2005.

On May 20, 2005, the Company entered into a letter of intent with PetsMobility Network Inc. ("PetsMobility"), which confirmed the intention of the Company and PetsMobility, subject to due diligence, to enter into a license agreement whereby the Company would receive a worldwide license to market and distribute the "PetsCell Technology" to the pet industry and for the acquisition by the Company of certain assets of PetsMobility relating to the PetsCell Technology. The PetsCell Technology consists of a cellular phone incorporated into a collar worn by dogs and cats that allows a pet owner to place a telephone call to the pet and allows a call to be placed to the pet owner by pressing a button on the collar in the event a lost pet is found.
The PetsCell Technology also includes an optional GPS tracking chip that will show the location of the pet to the owner if the pet is lost. There can be no assurance that the Company will enter into a license agreement as provided in the letter of intent.


STATUS OF OPERATIONS

During the period up to March 31, 2005, the Company has engaged mainly in raising capital to facilitate its operational plan. We completed private placement offering of our common stock in February, 2005. The Company has also secured consultants to provide due diligence services to the Company with respect to the research, development, marketability and feasibility of our business plans. We are currently evaluating due diligence material on ventures that we believe could enhance shareholder value; however, there is no assurance that any of the potential acquisitions currently being studied will be consummated.

Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since inception, we have funded operations through the sale of common stock and related party loans. Management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and we are currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the its corporate development. As a result of the foregoing, there exists concern about the Company's ability to continue as a going concern.


LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources. The operations of the Company has principally been funded through private sale of equity securities and borrowings from officers and directors. The advances from officers and directors have no stated repayment terms. These funds were used to pay legal and accounting expenses along with other miscellaneous operational costs. We expect this to continue for at least the remainder of 2005.

In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support any of its business divisions on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate a line of business, enter into a new line of business or engage in a business combination with another business.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31,2005 our cash position was $2,753. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $988,925 and, as of March 31, 2005, we had a working a capital deficiency of $172,005. At the present time, and over the next 12 months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.


PLAN OF OPERATION

To achieve our new operational plan for the next 12 months, we will need to raise substantial additional capital for our operations through the sale of equity securities. Subsequent to the quarter ending December 31, 2004, the Company offered common stock in a private placement to raise minimum proceeds of $90,000. We believe the proceeds from this private placement will enable us to fund, expand and sustain our operations in the interim. Currently, we are performing due diligence of Petsmobility in connection with the letter of intent; however, there can be no assuance that the company will enter into a license agreement as provided in the letter in intent.
The Company needs to raise additional funds in order to perform research and development, and introduce new products in new lines of business.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

9,000,000 common shares were issued pursuant to a private placement.

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

On April 7, 2005, we reported with the Securities and Exchange
Commission that the Company sold its wholly owned subsidiaries to The Triple 8 Holding Trust.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	May 20, 2005       /s/ Donald Walker
                             ----------------------
                               Donald Walker
                               Chief Executive Officer