Form 10QSB/A
period 2005-03-31
CIMBIX CORP
filed 2005-07-05
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB/A
                        Amendment No. 1

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

Consolidated Statements of Cash Flows                             F-3

Consolidated Statement of Stockholder's Equity                    F-4

Consolidated Notes to Financial Statements                        F-5

                                Cimbix Corporation
                          (A Development Stage Company)

                           Consolidated Balance Sheet
                                  (Unaudited)
                           (expressed in U.S. dollars)


                                                    March 31,     September 30,
                                                       2005           2004
                                                    (Restated)      (Note 1)
                                                     --------------------------
ASSETS

Current
     Cash                                             $  2,753      $     125
     Prepaid Expenses                                       70         15,000
                                                      ---------     ---------
                                                         2,823         15,125

Patents                                                      -             20
Website Development Costs                                    -          8,700
                                                      --------      ---------
                                                             -          8,720


                                                      $  2,823      $  23,845
                                                      ========      =========

LIABILITIES

Current
     Accounts payable                                 $122,726      $ 203,512
     Related party payable (Note 5)                     82,102         76,618
                                                      --------      ---------
                                                       204,828        280,130
                                                      --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
  Authorized:
    100,000,000 common shares with a par value
                $0.0001 per share
     20,000,000 preferred shares with a par
                value of $0.0001 per share

  Issued and outstanding:
    11,494,843 common shares at March 31, 2005,       $  1,149       $     21
       214,843 common shares at September 30, 2004
         2,501 preferred shares at March 31, 2005            1              1
               and September 30, 2004
     Additional Paid in Capital                        815,770        336,098
                                                      --------       --------
                                                       816,920        336,120

Deficit Accumulated During the Development Stage     (1,018,925)      (592,405)
                                                      ---------      ---------
Total Stockholder's Equity (Deficit)                  (202,005)      (256,285)
                                                      ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $  2,823      $  23,845
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

                                Cimbix Corporation
                          (A Development Stage Company)

                        Consolidated Statements of Operations
                           (expressed in U.S. dollars)
                                  (Unaudited)


                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                              AUGUST 17
                               THREE MONTHS ENDED     SIX MONTHS ENDED          2000 TO
                                   MARCH 31               MARCH 31             MARCH 31
                                 2005       2004       2005      2004              2005
-------------------------------------------------------------------------------
                                (restated)             (restated)              (restated)
Revenue                         $       0          0          0            0      9,500

Expenses
   Management fees                 22,500   $  7,500   $ 45,000   $   43,750    169,000
   Consulting fees                391,660      2,200    400,325        2,560    425,703
   Professional expenses            6,580      7,500      9,254       10,000     82,147
   Donated Services                     0          0          0            0     11,250
   General and administrative       7,624        110     10,997        3,230     40,683
   License written off                  0          0          0            0     35,000
   Debt forgiveness               115,091          0    115,091            0    115,091
   Write off of website
     Development costs              8,700          0      8,700            0      8,700
                                   ------    --------    --------   --------    --------

Loss Before the Following        (552,155)   (17,310)  (589,367)     (59,540)  (878,074)

Gain On Disposition of
   Subsidiaries (Note 6)          185,448          0    185,448            0    185,448
Earnings From Discontinued
   Operations                           0    (22,643)   (22,601)     (42,708)  (326,299)
                                  -------    --------   -------      -------   --------

Net Income(Loss)For The Period  $(366,707)  $(39,953)  (426,520)   $(102,248)  $(1,018,925)
                                                                               =========


Net Loss per share              $   (0.05)  $  (0.01)  $  (0.12)   $   (0.01)


Weighted Average Shares
      Outstanding                7,001,510    64,632   3,621,503    64,632


The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                           (expressed in U.S. dollars)
                                   (Unaudited)


                                                                                      Inception
                                                                                      August 17
                                                              Six Months Ended          2000 to
                                                                   March 31            March 31
                                                           2005            2004            2005
------------------------------------------------------------------------------------------------
                                                       (Restated)                     (Restated)
Cash Flows from Operating Activities
   Net income (loss) for the period                    $(426,520)     $ (102,248)    $(1,018,925)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Debt forgiveness                                      115,091               0        115,091
   Write off of website development costs                  8,700               0          8,700
   Shares issued for services                            390,800               0        390,800
   Loss from discontinued operations                      22,600          42,708        326,299
   Donated services                                            0               0          2,250
   Prepaid expenses                                          (70)              0            (70)
   Accounts receivable                                   (35,091)         50,000        (85,091)
   Accounts payable                                      (18,317)        (39,251)       122,726
   Gain on disposition of subsidiaries                  (185,448)              0       (185,448)
                                                       ---------       ---------      ---------
                                                        (128,255)        (48,791)      (323,668)

Cash Flows from Investing Activities
   Website development costs                                   0          (8,700)        (8,700)

Cash Flows from Financing Activities
   Common stock issued                                    90,000          50,000        423,870
   Proceeds on disposition of subsidiaries                   100               0            100
   Related party payable                                  40,789           2,500         52,102
                                                       ---------       ---------      ---------
                                                         130,889          52,500        476,072

Net Cash Provided By (Used in)
   Discontinued operations                             $       0      $        0     $ (140,951)

                                                       ---------       ---------      ---------

Increase (Decrease)in cash                             $   2,634     $    (4,991)    $    2,753

Cash, beginning of period                                    119           5,488              0

Cash, end of period                                    $   2,753      $      497     $    2,753
                                                       ===========     ==========    ===========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  MARCH 31, 2005
                           (expressed in U.S. dollars)


                                        COMMON STOCK                PREFERRED STOCK     DEFICIT
                               ------------------------------  ------------------------  ACCUM.
                                NUMBER              SHARE      NUMBER        ADDITIONAL DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN   DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares            50   $    0   $       0         0 $   0   $     10  $       0    $     10
Share subscriptions received
  during the period                   0        0     150,280         0     0          0          0     150,280
Loss for the period                   0        0           0         0     0          0   (216,896)   (216,896)
                              ----------  -------  ----------  ------ -------  -------    --------   ----------
Balance, September 30, 2001          50        0     150,280         0     0         10   (216,896)    (66,606)

Share subscriptions received
  during the year                     0        0      76,105         0     0          0          0      76,105
Loss for the year                     0        0           0         0     0          0    (29,313)    (29,313)
                              ----------  -------  ----------  ------ -------  -------      -------   ---------
Balance, September 30, 2002          50        0     226,385         0     0         10   (246,209)    (19,814)

Share subscriptions received          0        0       5,000         0     0          0          0       5,000
Issuance of common shares        20,040        2    (231,385)        0     0    232,548          0       1,165
                              ---------    -----    ---------   ----- -------  --------     ------   ---------
                                 20,090        2           0         0     0    232,558    (246,209)   (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")           (20,090)      (2)          0         0     0   (232,558)   (232,560)         0
  Cimbix Corporation             42,560        4           0         0     0    232,556    (232,560)         0
Fair value of shares issued
 in connection with the
 acquisition of MBG              20,090        2           0     2,501     1         (3)          0          0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0          0      (20,167)  (20,167)
Issue of common shares              693        1           0         0     0     13,809            0    13,810
Issue of common shares              250        1           0         0     0      7,499            0     7,500
Donated services                      0        0           0         0     0      2,250            0     2,250
Loss for the year                     0        0           0         0     0          0      (98,849)  (98,849)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2003       63,593  $     6    $      0     2,501  $  1   $ 256,113   $(365,225) $(109,105)
Issue of common shares            1,250        0           0         0     0      50,000           0     50,000
Issue of common shares          150,000       15           0         0     0      29,985           0     30,000
Loss for the period                   0        0           0         0     0           0    (227,180)  (227,180)
                             -----------  ------     --------  --------  ----  ----------   --------  ----------
Balance, September 30,2004      214,843  $    21    $      0     2,501  $  1   $ 336,098   $(592,405) $(256,285)
Issue of common shares           40,000        4           0         0     0       9,996           0     10,000
Issue of common shares        9,000,000      900           0         0     0      89,100           0     90,000
Issue of common shares        2,240,000      224           0         0     0     380,576           0    380,800
Loss for the period                   0        0           0         0     0           0    (426,520)  (426,520)
                             -----------  ------     --------   -------   ---  ----------   --------   ---------
Balance, March 31, 2005      11,494,843  $ 1,149    $      0     2,501  $  1   $ 815,770   $(988,925) $(202,005)


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                    Notes to  Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                 (Unaudited)
                                 (Restated)

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)
                                   (Restated)


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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                December 31, 2004
                           (Stated in U.S. dollars)
                                   (Unaudited)
                                   (Restated)

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)
                                   (Restated)

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
                                   ===========

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)
                                   (Restated)


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

8.      RESTATEMENT

The accompanying consolidated financial statements for the period ended March 31, 2005 have been restated to give effect to correct an error in the recording of debt forgiveness from $85,091 to $115,091.

The effect of the impact of the restatements on the loass for the period ended March 31, 2005 and the loss per share is as follows:


                                          Three         Six       Inception
                                          Months       Months     August 17
                                          Ended        Ended       2000 to
                                         March 31     March 31     March 31
                                           2005         2005         2005
                                        ----------  -----------  -----------
Net loss for the year, as previously
   stated                               $ (336,707)  $ (396,520)  $  (988,925)
Increase in debt forgiveness               (30,000)     (30,000)      (30,000)
                                        ----------  ------------  -----------
Net loss for the year, as restated      $ (366,707)  $ (426,520)  $(1,018,925)


                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements
                                March 31, 2005
                           (Stated in U.S. dollars)
                                   (Unaudited)
                                   (Restated)


8.      RESTATEMENT (Continued)


                                          Three         Six
                                          Months       Months
                                          Ended        Ended
                                         March 31     March 31
                                           2005         2005
                                        ----------  -----------
Net loss per share, as previously
   stated                               $  (0.05)    $  (0.11)
Debt forgiveness                               -        (0.01)
                                        ----------  ------------
Net loss per share, as restated         $  (0.05)    $  (0.12)



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

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


Cimbix Corporation


Date:	June 30, 2005       /s/ Donald Walker
                             ----------------------
                               Donald Walker
                               Chief Executive Officer