Form 10QSB
period 2005-06-30
CIMBIX CORP
filed 2005-08-25
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549



                          FORM 10-QSB


(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended   June 30, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from  		 to

                  Commission file number       000-49955

                           CIMBIX CORPORATION
               -------------------------------------------
    (Exact name of small business issuer as specified in its charter)

              Washington                        91-20600082
              -----------                       ------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)            Identification No.)

      #134, 9663 Santa Monica Blvd
      Beverly Hills, California                   90210
      --------------------------------------    -------------
     (Address of principal executive offices)   (Zip Code)

      #112, 5414 Cameron Street, Las Vegas, Nevada  89118
      -------------------------------------------------------
      (Former address, if changed)

              Issuer's telephone number   (310) 435 - 0435


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes X   No __

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2005:

                     14,104,843 Shares of Common Stock
                --------------------------------------------

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

Consolidated Statements of Cash Flows                             F-3

Consolidated Statement of Stockholder's Equity                    F-4

Consolidated Notes to Financial Statements                        F-5

                                Cimbix Corporation
                          (A Development Stage Company)

                            Consolidated Balance Sheet
                                  (Unaudited)
                           (Stated in U.S. dollars)


                                                     June 30,     September 30,
                                                       2005           2004
                                                     --------------------------
ASSETS

Current
     Cash                                             $      731      $     125
     Prepaid Expenses                                         29         15,000
                                                        ---------     ---------
                                                             760         15,125

License (Note 4)                                          50,000              -
Patents                                                        -             20
Website Development Costs                                      -          8,700
                                                        --------      ---------
                                                          50,000          8,720


                                                      $   50,760      $  23,845
                                                        ========      =========

LIABILITIES

Current
     Accounts payable                                 $   92,858      $ 203,512
     Related party payable                                17,102         76,618
     Promissory Notes payable (Note 6)                    60,000              -
                                                        --------      ---------
                                                         169,960        280,130
                                                        --------      ---------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
       100,000,000 common shares with a par value
         $0.0001 per share
       20,000,000 preferred shares with a par
         value of $0.0001 per share

     Issued and outstanding:
      14,104,843 common shares at June 30, 2005,      $    1,410      $     21
         214,843 common shares at September 30, 2004
           2,501 preferred shares at June 30, 2005             1             1
                 and September 30, 2004
     Additional Paid in Capital                        1,297,509       336,098
                                                        --------      --------
                                                       1,298,920       336,120

Deficit Accumulated During the Development Stage      (1,418,120)     (592,405)
                                                        ---------     ---------
Total Stockholder's Equity (Deficit)                    (119,200)     (256,285)
                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                                      $   50,760      $ 23,845
                                                        =========     =========

The accompanying notes are an integral part of these interim financial statements.

                                Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statements of Operations
                                  (Unaudited)
                           (Stated in U.S. dollars)


                                                                              PERIOD FROM
                                                                                INCEPTION
                                                                                AUGUST 17
                               THREE MONTHS ENDED     NINE MONTHS ENDED           2000 TO
                                    JUNE 30	           JUNE 30                JUNE 30
                                 2005       2004       2005      2004                2005
-------------------------------------------------------------------------------
Revenue                         $       0          0           0            0    $   9,500

Expenses
   Management fees                 22,500   $ 30,000   $  67,500   $  103,500      191,500
   Consulting fees                367,480      5,560     767,805        5,560      793,183
   Professional expenses            2,886      6,285      12,140        8,577       85,033
   Donated Services                     0          0           0            0       11,250
   General and administrative       6,329      1,000      17,326        7,391       47,012
   License written off                  0          0           0            0       35,000
   Debt forgiveness                     0          0     115,091            0      115,091
   Write off of website
     development costs                  0          0       8,700            0        8,700
                                   ------    --------    --------   --------      --------

Loss Before the Following        (399,195)  ( 42,845)   (167,736)    (125,028)  (1,277,269)

Gain on disposition of
   Subsidiaries (Note 8)                0          0     185,445            0      185,445
Earnings from discontinued
   operations                               ( 22,643)    (22,601)     (42,708)    (326,299)
                                 --------    --------    --------    --------      --------

Net Loss For The Period         $(399,195)  $(65,488)   (825,715)   $(167,736)  $(1,418,120)
                                                                                 =========


Net Loss per share:
    Continuing operations       $   (0.03) $  (0.47)   $  (0.08)   $   (0.86)
    Discontinued operations             -  $  (0.26)   $  (0.03)   $   (0.29)


Weighted Average Shares
      Outstanding               11,784,843    89,209    7,748,843     146,077



The accompanying notes are an integral part of these interim financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                       Consolidated Statement of Cash Flows
                                   (Unaudited)
                           (stated in U.S. dollars)




                                                              Nine Months Ended
                                                                   June 30
                                                            2005            2004
----------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income (loss) for the period                    $  (825,715)   $  (167,136)

Adjustments to Reconcile Net Loss to
 Net Cash By Operating Activities
   Debt forgiveness                                        115,091              0
   Write off of website development costs                    8,700              0
   Shares issued for services                              750,800              0
   Loss from discontinued operations                        22,600         42,708
   Prepaid expenses                                            (29)             0
   Accounts receivable                                     (35,091)        50,000
   Accounts payable                                        (48,185)        (4,695)
   Gain on disposition of subsidiaries                    (185,448)             0
                                                          ---------       ---------
                                                          (197,277)       (79,123)
Cash Flows from Investing Activities
   License Payment                                          50,000              0
   Website development costs                                     0         (8,700)
                                                         ---------        ---------
                                                           (50,000)        (8,700)

Cash Flows from Financing Activities
   Common stock issued                                     212,000         80,000
   Proceeds on disposition of subsidiaries                     100              0
   Promissory notes payable                                 60,000              0
   Related party payable                                   (24,211)         2,625
                                                         ---------       ---------
                                                           247,889         82,625

Net cash provided by (used in) discontinued operations           0              0
                                                         ---------       ---------

Increase (Decrease)in cash                             $       612     $   (5,198)

Cash, beginning of period                                      119          5,491

Cash, end of period                                    $       731      $     293
                                                       ===========     ==========

The accompanying notes are an integral part of these interim financial statements.

                               CIMBIX  CORPORATION
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                  JUNE 30, 2005
                           (stated in U.S. dollars)

                                        COMMON STOCK                PREFERRED STOCK       DEFICIT
                               ------------------------------  ------------------------   ACCUM.
                               NUMBER              SHARE      NUMBER        ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL      STAGE          TOTAL
                               ----------------------------------------------------------------------------
Issuance of common shares            50   $    0   $       0         0 $   0   $      10   $        0    $      10
Share subscriptions received
  during the period                   0        0     150,280         0     0           0            0      150,280
Loss for the period                   0        0           0         0     0           0     (216,896)    (216,896)
                               ----------  -------  ----------  ------ -------   -------     --------    ----------
Balance, September 30, 2001          50        0     150,280         0     0          10     (216,896)     (66,606)

Share subscriptions received
  during the year                     0        0      76,105         0     0           0            0       76,105
Loss for the year                     0        0           0         0     0           0      (29,313)     (29,313)
                              	----------  -------  --------   ------ -------   -------      -------    ---------
Balance, September 30, 2002          50        0     226,385         0     0          10     (246,209)     (19,814)

Share subscriptions received          0        0       5,000         0     0           0            0        5,000
Issuance of common shares        20,040        2    (231,385)        0     0     232,548            0        1,165
                              ---------    -----    ---------   ----- -------   --------      ------     ---------
                                 20,090        2           0         0     0     232,558     (246,209)     (13,649)
Adjustment to number of
 shares issued and outstand-
 ing as a result of the
 acquisition of Millennium
 Business Group USA, Inc.
  Millennium Business Group
    USA, Inc. ("MBG")           (20,090)      (2)          0         0     0    (232,558)     232,560            0
  Cimbix Corporation             42,560        4           0         0     0     232,556     (232,560)           0
Fair value of shares issued
 in connection with the
 acquisition of MBG              20,090        2           0     2,501     1          (3)           0            0
Net asset deficiency of
 legal parent at date of
 reverse take-over
 transaction                          0        0           0         0     0           0      (20,167)     (20,167)
Issue of common shares              693        0           0         0     0      13,810            0       13,810
Issue of common shares              250        0           0         0     0       7,500            0        7,500
Donated services                      0        0           0         0     0       2,250            0        2,250
Loss for the year                     0        0           0         0     0           0      (98,849)     (98,849)
                             -----------  ------     --------  --------  ----   ----------   --------    ----------
Balance, September 30,2003   $   63,593  $     6    $      0     2,501  $  1    $256,113    $(365,225)   $(109,105)
Issue of common shares            1,250        0           0         0     0      50,000            0       50,000
Issue of common shares          150,000       15           0         0     0      29,985            0       30,000
Loss for the period                   0        0           0         0     0           0     (227,180)    (227,180)
                             -----------  ------     --------  --------  ----  ----------   --------     ----------
Balance, September 30, 2004     214,843  $    21    $      0     2,501  $  1    $336,098    $(592,405)   $(256,285)

Issue of common shares           40,000        4           0         0     0       9,996            0       10,000
Issue of common shares        9,000,000      900           0         0     0      89,100            0       90,000
Issue of common shares        2,240,000      224           0         0     0     380,576            0      380,800
Issue of common shares          610,000       61           0         0     0     121,939            0      122,000
Issue of common shares        2,000,000      200           0         0     0     359,800            0      360,000
Loss for the period                   0        0           0         0     0           0     (825,715)    (825,715)
                             ----------- -------     --------   -------   ---  --------     ---------     --------
Balance, June 30, 2004       14,104,843    1,410     $     0     2,501   $ 1  $1,297,509  $(1,418,120)   $ 119,200


The accompanying notes are an integral part of these financial statements.

                              Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements

                                June 30, 2005
                                 (Unaudited)
                           (stated in U.S. dollars)



1.  BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements

                                 June 30, 2005
                                  (Unaudited)
                           (stated in U.S. dollars)


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

These consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries, Millennium Business Group USA, Inc. and Advanced Dental Technologies Inc.

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

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements

                                June 30, 2005
                                 (unaudited)
                           (stated in U.S. dollars)


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
ii)	non-monetary items at the historical exchange rate; and
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains or losses on foreign exchange are charged to operations.

                               Cimbix Corporation
                          (A Development Stage Company)

                     Notes to Consolidated Financial Statements

                               June 30, 2005
                                (unaudited)
                           (stated in U.S. dollars)


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

h)      Intangible Assets

The Company has adopted Statement of Financial Accounting Standards No.
142 ("SFAS 142") - "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determin the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

i)     Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144") - "Accounting for the Impairment or Disposal of Long Lived Assets", the Company records impairment losses on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

                                Cimbix Corporation
                          (A Development Stage Company)

                      Notes to Consolidated Financial Statements

                                June 30, 2005
                                 (unaudited)
                           (stated in U.S. dollars)


4.      LICENSE AGREEMENT

Pursuant to a license agreement dated June 16, 2005, the Company has been granted the right to acquire the master worldwide license to market and distribute the PetsCell Technology and the PetsMobility brand products in the pet industry. The agreement is contingent on the Company making non-refundable payments totaling $1,000,000. An initial payment of $50,000 is due on signing the agreement, with an additional $200,000 due on September 21, 2005, and the remaining $750,000 is due six months after the signing the agreement. The term of the license is ten years with a ten year renewal option and royalties of 5% of gross revenue during the term of the license.

5.	ACQUISITION OF SUBSIDIARY

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
                                                       =========

                                Cimbix Corporation
                          (A Development Stage Company)

                      Notes to Consolidated Financial Statements

                                June 30, 2005
                                 (unaudited)
                           (stated in U.S. dollars)


6.      PROMISSORY NOTES PAYABLE

These notes bear interest at 10% per annum and are due on January 26, 2006 and June 20, 2006.

7.      RELATED PARTY TRANSACTIONS

Included in accounts payable is $61,553 owing to officers and directors (2004 - $48,250), and $9,000 owing to past officers and directors (2004 - $ Nil).

8.      GAIN ON DISPOSITION OF SUBSIDIARIES

As at March 31, 2005, the Company disposed of its investments in its wholly-owned subsidiaries, Millennium Business Group USA, Inc. and Advanced Dental Technologies Inc. The subsidiaries were sold to an unrelated party for proceeds of $100.

9.      DISCONTINUED OPERATIONS

The operating results of the subsidiaries, disposed of at March 31, 2005, have been accounted for as discontinued operations for the nine month period ended June 30, 2005 and 2004, and for the period from inception to date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Cimbix Corporation (the "Company," "we," "us" or
"our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2005. This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

In March 2003, the Company acquired 100% of the shares of Millennium Business Group USA, Inc. ("MBG USA"), and in February 2004, the Company incorporated Advanced Dental Technologies Inc. ("ADT") as a wholly Owned subsidiary in the State of Nevada and transferred all the intellectual property of MBG USA to ADT. Originally MBG USA was to form the Company's intellectual property and technology transfer division. ADT owned four U.S. Patents all in the area of dental implant abutment components, devices and techniques.

On March 31, 2005, the Company sold all the shares of MBG USA and ADT to The Triple 8 Holding Trust as disclosed in a report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 7, 2005 for $100.

On May 20, 2005, the Company entered into a letter of intent with PetsMobility Network Inc. ("PetsMobility"), which confirmed the intention of the Company and PetsMobility, subject to due diligence, to enter into a license agreement whereby the Company would receive a worldwide license to market and distribute the "PetsCell" technology and the "PetsMobility" brand products to the pet industry.

On June 16, 2005, the Company entered into an exclusive worldwide license agreement with PetsMobility Network (Canada) Inc. The license agreement provides for a term of 10 years with an option to renew for an additional 10 years. This license agreement is contingent upon PetsMobility receiving a $1,000,000 license fee to be paid in installments by December 16, 2005. PetsMobility also reserves the right to request shares in lieu of cash for the payment of the license fee. The terms and conditions of the license agreement also includes a royalty payable to PetsMobility on an ongoing basis of 5% on all gross revenues earned on product sales.

BUSINESS

The PetsCell technology consists of a cellular phone incorporated into a collar worn by dogs and cats that allows pet owners to place a telephone call from anywhere in the world to bond with their pet to alleviate the pet's anxiety or to be able to locate their pet in the event that their pet should become lost. The PetsCell Technology also includes an optional GPS tracking chip that will show the location of the pet to the owner if the pet is lost. PetsMobility is the first ever to have the "CDMA GPS One" technology device specifically optimized for pets. Some of the key features of the PETsCELL(TM) include a rugged, waterproof design that is durable for pets and the environment that they play and live in; a two-way communication device with a built in speaker phone and microphone; a single "Call Owner" button to allow a person to press the button to notify the owner that their pet is lost; and an optional GPS locator to track the precise whereabouts of the pet at all times via the internet from anywhere in the world.

The PetsCell communication device will be availabe to consumers in a number of different models each with their own attributes. These models include a worldwide communication network system, wireless paging, telephone, 2-way voice communication, GPS communication compatibility with existing cellular and satellite technology and a fibre optic camera component. All components may be integrated into the device.

The PetsMobility brand products offer mobile services such as voice, messaging, data, content, computer games and other value added services. It comprises of four distinct business divisions which are the PetsMobility Communications Network, Mobile Electronic Products, PetsMobility accessories and the PetsMobility Website/PetsMo. The PetsMobility web site is a center for all needs required by pet owners who want to know more about their pets,information about their pet and other breeds. It also provides pet listings, places to take your pets to, reviews, articles, ratings, directory, cartoons and more. The site is also a place where owners may share their experiences with others, meet friends, chat and learn news about pets all over.

In the United States, there are over 65,000,000 dogs and 77,000,000 cats. On the average, pets are found in at least one out of three households. Current estimates predict that pet and pet related expenditures in 2004 to exceed $34.3 billion in the United States alone and estimated to $36.4 billion by the end of 2005. A survey conducted by the American Pet Product Manufacturers Association Inc. stated that an estimated 83% of pet owners refer themselves as "Mommy" or "Daddy" when interacting with their pets. Other owners refer to their pets as their children, best friend or even spouse and display their photos among the family pictures. Our objective is to capture this prominent attitudinal purchasing driver in the pet industry.

It has been estimated that 31,000,000 dog owners and 39,000,000 cat owners purchase Christmas presents for their pets. Pet owners who spare no expense to please their furry friends, purchase "must haves" luxury items to spoil their companion animals. Some luxury items in the market today include faux mink coats, rain gear, cold weather outerwear, feathered French day beds, designer's clothing, botanical fragrances, expensive jewelry, expensive gourmet pet food and delicacies, luxurious grooming and pet spas, pet hotels rather than kennels, pet cafes and restaurants, mouthwash, electric tooth brushes, pedicures, pet insurance and pet emporiums. Many companies are capitalizing on this market. Even General Motors is designing a vehicle that will aid in the ease of pet transport.

COMPETITION

Our licensor, PetsMobility, has a patent pending for their PetsCell communication device. According to their patents attorney, there are no other companies offering a communication device or similar product in the pet industry. This lucrative business has received a lot of interest from service providers and manufacturers as they seek additional revenue sources in the already multi-billion dollar cellular industry.

PetsMobility has been labeled as the industry leader and market Innovator for pet communication devices. Renowned business publications including "The Economist," "Forbes," "The Wall Street Journal," "The New York Times," and "The Sunday London Times" have written articles regarding the PetsCell products. There have also been many request from television broadcasters, radio stations, magazines and newspaper all over the world wanting information on PetsMobility.

Because there are no known products like the PetsCell and PetsMobility brand products, we believe that we have a competitive advantage. The Company will be the first to market this new technology in the pet industry. The cellular phone business has experienced a worldwide acceptance which has proliferated in all aspects of everyday life. Nowadays, it is hard not to find anyone without a cellular phone or not use any type of wireless products.

In the past, the retrival and safe return of lost pets involve a tag Bearing the owner's name, address and phone number which is affixed to the collar. Even though this method works, it has its disadvantages.
It takes time before the owner is notified of the whereabouts of their lost pets. Furthermore, many people, if given the choice, prefer not to disclose to strangers their name, address and phone numbers. This method works, but not efficient. There are also pet collars developed that remotely activate a visual display with a message such as "if this pet is lost, please call ______". Again, this method works, but it takes time before the owner is notified or realizes that the pet is lost.

PetsMobility's manufacturer has an excellent relationship with CDMA Carriers around the world. The design of PetsMobility's products attempts to deliver the utmost superior networks in terms of coverage and technical capabilities. They believe that this distinct advantage will achieve optimal communication between pets and their owners. PetsMobility plans to develop a GSM version of the PetsCell for the overseas market.

STATUS OF OPERATIONS

During the period up to June 30, 2005, the Company engaged mainly in raising capital to facilitate its operational plan. The Company has also engaged Keith Burant, Ron Balconi, Vikram Khanna, Harry Turbyfield, Englocan Limited and Stratus Investments Group Inc. as consultants to provide due diligence services to the Company with respect to the research, development, marketability and feasibility of our business plans. The consultants will be paid by shares for their services rendered to us in lieu of cash compensation due to our limited cash resources. Both Mr. Burant and Mr. Balconi will each be receiving an aggregate of 300,000 common shares of the Company for their services to us, while Mr. Khanna, Mr. Turbyfield, Englocan Limited and Stratus Investments Group will each be receiving an aggregate of 350,000 common shares of the Company for their services to us. The term of the agreement is for a period of one year that may be renewable and terminated by written notice to either party. The Company agreed to pay and release shares in stages to the Consultant upon satisfactory performance from time to time. The Company filed a registration statement with the Securities and Exchange Commission on June 22, 2005 disclosing all the details. Initially, our focus will be on the feasibility and the marketability of the PetsMobility products. To date we have not received products to market but have conducted limited research to understand the pet market and the industry. We understand from PetsMobility that prototypes are ready and tested. They are currently manufacturing the PetsCell device and we anticipate that it will be offered commercially in the new year.

Our second focus is to raise the funds necessary to meet our current and future financial obligations. Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since inception, we have funded operations through the sale of common stock and related party loans. We will require funds to repay debt incurred in connection to our license agreement with PetsMobility which is $950,000 as of June 30, 2005; and funds to sustain the Company's operations to meet ongoing administrative expenses including professional fees such as accounting and legal expenditures, and general administrative expenses. The Company will consider both the public and private sale of securities and/or debt instruments for the development of its operations if such operation would benefit the overall growth and income objectives of the Company. Should sales growth not materialize, the Company may look to these public and private sources of financing. There can be no assurance that the Company will be able to obtain sufficient funds on acceptable terms, if at all and to continue to operate its business objectives in a timely manner. We cannot assure that we will successfully exploit our license agreement and will generate sufficient revenues to enable the Company to earn a profit. The Board of Directors approved a resolution to raise $250,000 in June 2005. As of the date of this report, $122,000 has been raised in this financing.


LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has incurred losses and negative cash flows from operations. The operations of the Company has principally been funded through private sale of equity securities and borrowings from officers and directors. The advances from officers and directors have no stated repayment terms. These funds were used to pay legal and accounting expenses along with other miscellaneous operational costs. We expect this to continue for at least the remainder of 2005.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2005 our cash position was $760 as compared to $293 in the same period in the prior year. Since inception, we have accumulated operating losses of $1,418,120 and $ 532,961, as of June 30, 2005 and June 30, 2004. We had a working a capital deficiency of $169,200 at June 30, 2005 compared to $232,831 at June 30, 2004.

Net cash flows used in operating activities was $197,277 for the nine month period ending June 30, 2005, compared to net cash flows used of $79,123 for the same period in 2004. This increase primarily is due to consulting services expenses, management fees, stock based compensation, debt forgiveness and development costs.

Net cash provided (used in) by financing activities was $247,889 for the nine months period ending June 30, 2005 compared to $82,625 for the same period in 2004. The Company has financed its operations primarily from cash on hand, through loans from directors, share issuances in lieu of cash payments and proceeds from private placements.

At the present time, and over the next 12 months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds. The Company intends to seek additional funds from shareholders and third parties to finance the Company's operations. We plan to offer convertible debt and/or common stock in a private placement to raise proceeds of $1,500,000.


PLAN OF OPERATION

To achieve our new operational plan for the next 12 months, we will need to raise substantial additional capital to pay for our exclusive license agreement with PetsMobility. We will also require additional funding to continue our development of our company, for operating expenses, to establish marketing capabilities, to arrange distribution networks, for advertising expenses, and for recruiting personnel. We plan to raise capital using both the public and private sale of securities and/or debt instruments for the development of our operations if such operation would benefit the overall objectives of the Company. We may plan to offer convertible debt and/or common stock in a private placement to raise proceeds of $1,500,000. The proceeds will enable us to pay our license agreement, repay some of our existing loans, to employ staff to carry out sales and distribution of the PetsMobility products, fund and develop our operations. We are presently in the early stages of development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any funding or revenue.

We anticipate generating revenues during the next 12 months from our PetsMobility license agreement through advertising income, products sales, accessories sales, sub-licensing fees and royalty streams. Our objective is to exploit our marketing and distribution rights of our license agreement. We anticipate that the pet industry will accept PetsMobility's products and technologies.

We can not be certain if we will be able to conduct our objectives as Noted above. There may be factors and influences outside of our control that could materially affect the results of our operations. Any one or a combination of these factors could delay, impede, postpone or cause complications to our plans. These factors include obtaining capital on acceptable terms; being first to market the products and technology; gaining widespread market acceptance; hiring key sales managers and staff; generating revenues from sales of products; generating revenues from sub-licensing agreements and royalty dues; failing to commercialize the products offered; our supplier failing to deliver our products to market on time; our licensor failing to develop and introduce new products and technologies in response to competition and evolving technology; our supplier incurring shortages and/or interruptions in manufacturing; and the possible changes in economic and political conditions affecting our business, results of operations and financial conditions. Other factors that may also displace the Company may include a rise of competitors and the dilution of common stock due to future sale of our shares through private placements.

Subsequent to the period ended June 30, 2005, the Board of Directors approved and effected a stock dividend to its shareholders on July 8,
2005.	Each common stock shareholder of the Company received 3
additional common stock of the Company for each 1 share held by the stockholder.

On July 8, 2005, the Company also filed with the Securities and Exchange Commission ("SEC") a preliminary information statement advising the Company's plans to change our name from Cimbix Corporation to PetsMobility Inc., to increase our authorized capital from 100,000,000 to 200,000,000 and to make changes to our Articles of Incorporation and Bylaws. The Company is currently responding to comments from the SEC and will be holding a Special Shareholder's Meeting after comments from the SEC on a Preliminary and Definitive Proxy Statements to be filed by the Company are approved.

On August 19, 2005, the Board of Directors received and has accepted the resignation of Donald Walker as a Director of the Company effective immediately. The Company has appointed Richard Jordan to to fill the vacancy created by Mr. Walker's resignation. The Board then elected Mr. Rosner as President and Chief Executive Officer of the Company and Mr. Jordan was elected as Corporate Secretary, Treasurer and Chief Financial Officer.

Mr. Jordan has been a Certified General Accountant since 1974 and has been involved in various capacities relating to corporate governance. Since May 1999, Mr. Jordan has been an independent management consultant providing administration, finance and management support to a variety of small and medium size businesses. From November 1999 to December 2001, Mr. Jordan was a director of Franchisemaster Technologies Inc., a public company traded on the Canadian Venture Exchange. From June 2000 to February 2001, Mr. Jordan was the Chief Financial Officer of VOIP Telecom Inc., a telecommunications company whose shares have been traded on the OTC Bulletin Board.
From January 1999 to February 2001, Mr. Jordan was the Corporate Secretary for Island Gold Mines, a junior mineral company listed on the Canadian Venture Exchange. From September 1994 to February 2001, Mr. Jordan was the Corporate Secretary for International Wayside Gold Mines, a junior mineral company listed on the Canadian Venture Exchange.


Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial officer, of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of this period covered by this quarterly report. Based on the evaluation, such officers have concluded that these disclosure controls and procedures are effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no changes in our internal controls over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this quarterly report that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

9,000,000 common shares were issued pursuant to a private placement in February 2005. The proceeds from the sale of the shares were used to pay obligations accrued by the Company in connection to legal and accounting fees, development of its business and general working capital.

610,000 common shares were issued pursuant to a private placement in June 2005. Part of the proceeds from the sale of the shares were used to pay the license fee due to PetsMobility, accrued liabilities and general working capital.

The foregoing securities were issued pursuant to the exemption from Registration provided by Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------
 31.1                Certification 302 of Chief Executive Officer
 31.2                Certification 302 of Chief Financial Officer
 32.1                Certification 906 of Chief Executive Officer
 32.2                Certification 906 of Chief Financial Officer

(b)	Reports on Form 8-K

On January 7, 2005, we reported with the Securities and Exchange
Commission that the Company planned to raise $90,000 for working capital through the sale of equity securities.

On April 7, 2005, we reported with the Securities and Exchange
Commission that the Company sold its wholly owned subsidiaries to The Triple 8 Holding Trust.

On June 17, 2005, we reported with the Securities and Exchange
Commission that the Company entered into an exclusive worldwide license agreement with PetsMobility Networks (Canada) Inc.

On June 22, 2005, we reported with the Securities and Exchange
Commission that the company planned to raise $250,000 for working capital through the sale of equity securities.

On July 8, 2005, we reported with the Securities and Exchange
Commission that the Board of Directors approved a stock dividend to its shareholders. Each shareholder will receive 3 additional shares of the Company for each 1 stock held.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	August 24, 2005       /s/ Robert Rosner
                             ----------------------
                               Robert Rosner
                               Chairman of the Board
                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                    Title
----------                   --------



/s/ Robert Rosner      Chairman of the board, President August 24, 2005
-------------------    Chief Executive Officer




/s/ Richard Jordan     Director, Secretary, Treasurer   August 24, 2005
-------------------    Chief Financial Officer