Form 10KSB
period 2005-09-30
CIMBIX CORP
filed 2006-03-07
CIK 1127007

UNITED STATES SECURITIES EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2005

                       COMMISSION FILE NO.:   000-49955

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _____ TO _____

                         CIMBIX  CORPORATION
          -------------------------------------------------
           (Name of small business issuer in its charter)

            Washington                            91-2060082
-----------------------------------    -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

#134, 9663 Santa Monica Blvd,
Beverly Hills, California                         90210
-----------------------------------------    -----------------------
(Address of principle executive offices)        ( Zip Code)

Issuer's telephone number:  (310) 435 - 0435
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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2005 was approximately $10,615,718 dollars.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

48,669,372 shares of $0.0001 par value common stock outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format (check one):
                                                    Yes [ ] No [ x ]

PART 1

Certain statements contained in this Form 10-KSB constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements.
Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Cimbix Corporation ("Cimbix," the "Company," "us," or "we") was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission (the "SEC") since November 2000. On August 26, 2003, the Company changed its name from Corporate Development and Innovation, Inc. to Cimbix Corporation. Cimbix received approval from the NASD to begin trading on the OTC
Bulletin Board in January 2004 under the symbol "CMBX." As part of our restructuring and reorganization plans, we completed a 1:200 reverse stock split on October 8, 2004. The Company now trades under the ticker symbol "CBXC."

The effect of the stock split has been recognized in all share and per share data in the accompanying consolidated financial statements and notes to the financial statements.

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring and re-organization. The Company sold its wholly owned subsidiaries, Millennium Business
Group (USA) Inc. ("MBG USA") and Advanced Dental Technologies Inc. ("ADT") to The Triple 8 Holding Trust ("Triple 8"). Since then, the Company entered into an exclusive world-wide licensing agreement with On4 Communications, Inc. ("On4"), formerly Petsmobility Networks (Canada) Inc., to market and distribute the PetsCell technology and the "PetsMobility" brand products and services.

As of January 30, 2006, On4 and the Company re-negotiated the license agreement. The original license agreement was rescinded and the parties entered into an Asset Purchase Agreement pursuant to which the Company purchased the intellectual property rights relating to four established Web sites that promote the PetsMobility products and we retained the non-exclusive worldwide right to market and distribute the PetsCell and the PetsMobility brand products. The purchase price for the assets acquired from On4 was $300,000 and consisted of $50,000 cash previously paid to On4 and 1,923,077 shares of the Company's common stock.

From the Company's inception until approximately March
2003, the Company was engaged solely in the market development and sale of vitamins, minerals, nutritional supplements, and other health and fitness products over the internet. The three-year license agreement with Vitamineralherb.com expired and the Company did not renew the agreement.

In March 2003, the Company acquired 100% of the shares of MBG USA, which owned four U.S. patents, all in the area of dental implant abutment components, devices and techniques. In February 2004, the Company incorporated ADT as a wholly owned subsidiary in the State of Nevada and transferred all the intellectual property of MBG USA to ADT.

On March 31, 2005, the Company sold all the shares of MBG USA and ADT to The Triple 8 Holding Trust as disclosed in a report on Form 8-K filed with the SEC on April 7, 2005 for $100.

On May 20, 2005, the Company entered into a letter of intent with On4 to enter into a license agreement whereby the Company would receive a worldwide license to market and distribute the "PetsCell" technology and the "PetsMobility" brand products to the pet industry.

On June 16, 2005, the Company entered into an exclusive worldwide license agreement with On4. The license agreement provided for a term of 10 years with an option to renew for an additional 10 years. The terms and conditions of the license agreement required a 5% royalty on product sales payable to On4. The license granted was contingent upon On4 receiving a $1,000,000 license fee to be paid in installments by December 16, 2005. On4 also reserved the right to request shares in lieu of cash for the payment of the license fee. On December 2, 2005, On4 elected to take the remaining balance of the license fee ($950,000) in 4,750,000 Cimbix shares to finalize the obligation for the worldwide marketing and distribution rights of the PetsCell technology and the "PetsMobility" brand products and services.

In September 2005, the Company incorporated a wholly owned subsidiary in the State of Nevada, Petsmobility Inc., to conduct the PetsCell technology and the PetsMobility brand business.

On January 30, 2006, On4 and Cimbix agreed to rescind the license agreement dated June 16, 2005. Instead, a new Asset Purchase Agreement was entered into whereby the Company acquired certain assets from On4, including the intellectual property rights to four developed Web sites relating to the PetsMobility brand, while retaining a non-exclusive right to market and distribute the PetsCell and PetsMobility brand products and services through the PetsMo website. The Company's wholly owned subsidiary, Petsmobility Inc., is required to pay to On4 a royalty equal to 20% of the net profits of Petsmobility, Inc. An additional provision of the rescission agreement requires Petsmobility, Inc. to changes its name to PetsMo, Inc. as soon as practicable. Hereinafter, references to the "us," "we," "our," "Cimbix" or the "Company" include Cimbix Corporation and Petsmobility, Inc.


BUSINESS

The primary focus of our business is the manufacturing, licensing and distributing of proprietary and non-proprietary pet-related products. In addition to retaining a non-exclusive right to distribute the PetsCell on our online Web platform, we will utilize our PetsMo digital media platform to stream pet-related content via the Internet to computers and handsets.

The secondary focus of our business is to utilize the functionality of the PetsMo Website to develop interactive customer databases and mailing lists and allow non-pet related companies access to this well defined consumer segment. This cross collaborative market segmentation approach makes sense as it allows for industry partners to cross-pollinate within and amongst their respective customer bases and to take advantage of economies of scales potentially reducing related marketing and advertising costs related to customer acquisition.

We believe this approach will be successful for a number of reasons. The market penetration for cell phone users is beginning to reach a saturation point. Cellular carriers are looking to sell greater numbers of higher margin products and services to subscribers. The streaming of digital consumer specific infotainment to well defined segments satisfies this requirement and the pet industry is a very well defined and loyal consumer segment.

Our goal is to build a vertical portal as a one-stop shop for all the needs of pets and their owners. Our goal is not only to provide a directory of pet-related information on the Internet, but to create a business that provides pet owners with advice on animal health, behavior, and nutrition. Our Web site will sell products and services, incorporate links to information in the pet industry and a place where pet owners can exchange messages about their pets and pet care with other pet owners.

We are currently developing other consumer products and services to augment our existing framework of the four Web sites we acquired from On4: www.petsmo.com, www.petsmokids.com, www.petsmohealth.com, and www.petsmoawards.com.

The PetsMo Web site has full e-commerce capabilities along with video streaming. The content for video streaming will be comprised of animated, non-animated, and a variety of other pet related content. The PetsMo Web site is the center for all needs required by pet owners who want to know more about their pets, including information about their pet and other breeds. It also provides pet listings, places to take your pets, reviews, articles, ratings, directory, cartoons and more. The site is also a discussion forum where owners may share their experiences with others, meet friends, chat and learn news about pets from all over the world.

The PetsMo Web site is also designed so members can interact with other pet product sponsors by providing links to other related Web sites and advertising by other companies in the pet industry. This provides us with opportunities for additional revenue streams. The portal has a venue for its members to have direct access to top-quality customer service.

Within PetsMo, there is also an interactive community for children called the "PetsMo Kids." The interactive Web site, www.petsmokids.com, is comprised of games, jokes, coloring, cartoons, songs, and videos to keep pet-loving children pre-occupied and amused. In addition, this site provides education, learning and awareness of pets to children.

LIFE'S RUFF

An example of pet related content suitable for streaming handsets such as handheld devices, cellular phones or laptops through a wireless format is the Life's Ruff cartoon series that is also currently available on the PetsMo Web site. It is a pet based, situational-specific humor with one of the central characters being "Doodle" the dog and will be formatted such that it can be streamed to handheld devices or through the PetsMo Web site. The Company will also look to develop proprietary content as well as source non-proprietary content. There is also be ancillary related products in both soft goods and licensed merchandised that can be purchased through the Web site.


PETSCELL

One of the consumer products that will be available on the website will be the PetsCell. The PetsCell is a waterproof, voice-enabled GPS cellular phone that is incorporated into a collar worn by dogs and cats. This technology allows pet owners to place a telephone call from anywhere in the world to their pet, bonding with their pet to alleviate the pet's or the owner's anxiety or to be able to locate their pet in the event that their pet should become lost. The PetsCell is approximately 5 cm wide, 2.5 cm thick, and 9.5 cm long.

Some of the key features of the PetsCell include a rugged, water-proof design that is durable for pets and the environment in which they play and live; a two-way communication device with a built in speaker phone and microphone; three programmable, auto dial call buttons to allow a person to press a button to notify the owner that their pet is lost or to notify the call center in case of an emergency or other such designated button; a GPS locator to track the whereabouts of the pet at all times via the Internet from anywhere in the world; a USB port that allow ancillary attachments; an ambient temperature sensor; and an incoming number protection. It also has the capabilities for the programming of a "geo-fencing" and "bread crumbing" in real time tracking such that if the pet strays outside of a predetermined area, the owner will be notified via a call to their land line, cell phone or text message and it can trace the places where their pet have been.

A geo-fence is a virtual, custom electronic fence around a set of moving objects that can be used to signal an alert when the moving objects has crossed or has gone out of the predetermined fenced boundaries. Geo-fences can vary from a simple circumference around an address or facility, to more complex areas such as a particular zip code or route. Bread crumbing, on the other hand, is the ability to capture GPS information throughout the day to view the latest positional information of your pet from start to stop times, routes, travel paths and the progress movements of your pet. In other words, it can show, in real time, all the places where your pet has gone throughout the day.

The PetsCell is expected to be available in the market by summer of 2006.


COMPETITION

We believe at this time that there is no other company offering a portal as functional or integrated, or communication devices or similar products to PetsMo and the PetsCell's products in the pet industry, although On4 has the right to appoint other distributors for their products. We have received interest from many service providers and manufacturers as they seek additional revenue sources in the already multi-billion dollar cellular industry. The patent pending PetsCell is a one of a kind device and has been written up in some of the world's most prestigious business publications including "The Economist," "Forbes," "The Wall Street Journal," and the "New York Times." There have also been many requests from television broadcasters, radio stations, magazines and newspapers all over the world wanting information on Petsmobility.

Because there are no known products like the PetsMo Web site, the PetsCell, and the PetsMobility brand products, we believe that we have a competitive advantage. Although On4 has not appointed any other distributors for the products for which we have a non-exclusive right to market worldwide, they have the right to do so. Therefore, we believe the Company will be one of the first, if not the first, to market this new technology in the pet industry. The cellular phone business has experienced a worldwide acceptance that has proliferated in all aspects of everyday life.
Nowadays, it is hard not to find anyone without a cellular phone or not use any type of wireless products.

In the past, the retrieval and safe return of lost pets involved a tag bearing the owner's name, address and phone number which is affixed to the collar. Even though this method works, it has its disadvantages.
It takes time before the owner is notified of the whereabouts of their lost pets. Furthermore, many people, if given the choice, prefer not to disclose to strangers their name, address and phone numbers. This method works, but is not efficient. There are also pet collars developed that remotely activate a visual display with a message such as "if this pet is lost, please call ______". Again, this method works, but it takes time before the owner is notified or realizes that the pet is lost.

Another technology that has been around for the retrieval and safe return of lost pets is the use of micro chips. A micro chip, about the size of a grain of rice, is implanted under the skin of your pet for identification. Each micro chip has its own unique number that is normally registered in your veterinarian's name, which can be re-registered in your own name later. Should your pet becomes lost and is scanned, the scanner will indicate the manufacture and registered micro chip number and contact information for recovery. This alternative, although available, is not very successful because very few shelters and veterinarians own a scanner and many pet agencies and veterinarians are disinterested in using this type of technology.

The design of PetsMobility's products attempts to deliver the utmost superior network in terms of coverage and technical capabilities. We believe that this distinct advantage will achieve optimal communication between pets and their owners. On4 plans to develop a GSM version of the PetsCell for the overseas market.

MARKET ANALYSIS AND STRATEGY

We believe that the pet industry is enormous and the business that we are undertaking can be profitable. In the United States, there are over 65 million dogs and 77 million cats. On the average, pets are found in at least one out of three households. Current estimates predict that pet and pet related expenditures in 2004 to exceed $34.3 billion in the United States alone and estimated to $36.4 billion by the end of 2005.
A survey conducted by the American Pet Product Manufacturers Association Inc. stated that an estimated 83% of pet owners refer themselves as "Mommy" or "Daddy" when interacting with their pets. Other owners refer to their pets as their children, best friend or even spouse and display their photos among the family pictures. Our objective is to capture this prominent attitudinal purchasing driver in the pet industry.

It has been estimated that 31 million dog owners and 39 million cat owners purchase Christmas presents for their pets. Pet owners who spare no expense to please their pets, purchase "must have" luxury items to spoil their companion animals. Some luxury items in the market today include faux mink coats, rain gear, cold weather outerwear, feathered French day beds, designer's clothing, botanical fragrances, expensive jewelry, expensive gourmet pet food and delicacies, luxurious grooming and pet spas, pet hotels rather than kennels, pet cafes and restaurants, mouthwash, electric tooth brushes, pedicures, pet insurance and pet emporiums. Many companies are capitalizing on this market. The pet industry is huge and is growing.

We believe that our current business model will capture sales and create profit in new ways by adding value to our customers with new products and services as well as providing additional services and information at lower costs than traditional means. Our virtual community provides the link for people wishing to communicate with others about pet-related interests. Revenue for our operation will most likely come from providing ways for corporate clients to target customers, which may be in the form of banner ads and other advertising. Our Web portal will attempt to provide an initial point of entry to the pet industry. Our portal will provide a medium through which pet lovers can interact with other like-minded people, at their convenience and to find information on their own.


DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

We currently have minimal cash reserves and a significant working
capital deficit.   Accordingly, our ability to pursue our plan of
operations is contingent on our being able to obtain funding for the development and commercialization of our products and services. We intend to commence an offering in the form of equity financing from the sale of our common stock in the principal amount of up to $1,000,000 to persons who are "accredited investors" in private placement transactions. There is no assurance we will be able to raise any funds through this offering.

Management plans, as soon as finances permit, to hire management advisors for its US-based operations especially in the areas of finance, sales, marketing and investor/public relations. Cimbix may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

SUBSIDIARIES

In March 2005, the Company sold MBG USA and ADT to The Triple 8 Holding Trust. See "Overview" above.

In September 2005, the Company incorporated Petsmobility Inc. in the State of Nevada as its wholly owned subsidiary to conduct the Company's PetsCell and PetsMobility brand business. Pursuant to the new Asset Purchase Agreement, in February 2006, the subsidiary changed its name from Petsmobility Inc. to Petsmo Inc. ("Petsmo"). The change of name will better reflect the new business that the subsidiary will operate.

PATENTS AND TRADEMARKS

As of September 30, 2005, we do not hold any patents or trademarks. As of January 30, 2006, we acquired the intellectual property, including copyrights and trademarks, of "PetsMo." On4 has applied for patents and trademarks relating to the PetsCell technology and the PetsMobility brand products, for which we have a non-exclusive right to market and distribute. On4 will attempt to protect the patents and proprietary technologies held by them in as many countries in the world as economically feasible.

We will require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of employment or consulting relationship with us. These agreements will provide that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements will provide that all inventions conceived by the individual will be the exclusive property of Cimbix. There is no assurance, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have plans to focus on our research and development activities to verify the viability and marketability underlying our distribution rights from On4 and to develop other products and services to augment our existing products and services.

ITEM 2.  DESCRIPTION OF PROPERTY

Cimbix's Head offices are located at #134, 9663 Santa Monica Blvd, Beverly Hills, California, 90210. The Company's phone number is 310-435-0435. The Company maintains a business office in Vancouver, B.C., Canada, located at Suite 733, 141-6200 McKay Avenue, Burnaby, British Columbia, Canada V5H 4H9. PetsMo, Inc. temporarily maintains an office at #135, 11300 No. 5 Road, Richmond, British Columbia.


ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of the board of directors of Cimbix, the Company is not currently party to any legal proceeding or litigation.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On July 8, 2005, the Company filed an Information Statement to inform the holders of Cimbix Corporation that our board of directors and the holders of approximately 75% of our voting stock have approved an amendment to our Articles of Incorporation to: (a) change the Company's name from Cimbix Corporation to PetsMobility Inc.; (b) to increase the authorized capital of the Company from 100,000,000 common shares to 200,000,000 common shares; (c) to amend Article IX of the Articles of Incorporation to permit action taken by written consent of a majority of shareholders entitled to vote on the action; and (d) to amend
Section 2.14 of the Company's Bylaws to permit any action that may be or is required to be taken at a meeting of the shareholders to be taken without a meeting by written consent of a majority of shareholders entitled to vote with respect to the matter. As at September 30, 2005 and to the date of this report, the Company has not pursued but rather, aborted its actions with respect to the Information Statement; it intends to convene a shareholders meeting to consider some, if not all, of the proposals set forth in the Information Statement.

The reason for the amendments to the Articles of Incorporation and the bylaws was to correct an inconsistency between the two documents related to shareholder approval of actions without a meeting.

The Company's Articles of Incorporation (the "Articles"), as provided by the attorney who advised the Company in connection with its incorporation, require a shareholders meeting unless (i) the action is taken by written consent of all shareholders entitled to vote if the Company is a public company, or (ii) so long as the Company is not a public company, the action may be taken by written consent of shareholders representing in the aggregate the minimum number of votes necessary to take the action if all shares entitled to vote were present and voted.

Section 2.14 of the Bylaws, as provided by the Company's incorporating legal counsel provides for shareholder action without a meeting if (i) the action is taken by written consent of all shareholders entitled to vote or (ii) the action is taken by written consent of shareholders representing in the aggregate the minimum number of votes necessary to take the action if all shares entitled to vote were present and voted. However, Article 9.1(b) of the Articles of Incorporation provides that if the Company is a public company, a proposed action must be approved by all of the shareholders entitled to vote on such action.

On or about August 8, 2005, the Company received a comment letter on its Preliminary Information Statement raising questions about the requirement for approval of actions by the vote of the shareholders by either convening a shareholders meeting or having such action be approved unanimously without a meeting. As noted earlier, the Preliminary Information Statement indicated that the action was approved by 75% of the shareholders in satisfaction of the Bylaws, but the Articles of Incorporation require unanimous written consent when action is taken by shareholders without a meeting.

In furtherance of the Company's plan to correct the inconsistency between the Articles of Incorporation and the Bylaws relating to shareholder approval of actions without a meeting, the Company inappropriately filed on July 27, 2005 an amendment with the State of Washington to amend Article 9.1(b) of the Articles of Incorporation to provide that the Company's shareholders, even as a public company, could a approve an action by shareholders holding a majority of the shares rather than by all of the shareholders entitled to vote on such action. Because the Amendment to the Articles of Incorporation was filed before the filing of a Definitive Information Statement approved by the Securities and Exchange Commission, the action to file the amendment was inappropriate. Consequently, on September 7, 2005, the Company filed Articles of Correction with the Secretary of State of Washington withdrawing the inappropriately filed Amendment to the Articles of Incorporation and thereby returned the Company's Articles of Incorporation to the condition they were in prior to the shareholder action on such amendment.

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



                                      Bid Prices
Quarter Ended                      High      Low
------------------                 -----    -----

September 30, 2005*                  2.00     0.25
June 30, 2005*                       0.26     0.04
March 31, 2005*                      0.13     0.01
December 31, 2004*                  25.00     0.01

September 30, 2004                   0.60     0.02
June 30, 2004                        0.60     0.40
March 31, 2004                       0.00     0.00
December 31, 2003                    0.00     0.00


* The high and low

There were approximately 115 holders of record of the common stock as of February 13, 2006. The Company believes that since its forward stock dividend, an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

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

The Company declared a stock dividend on July 19, 2005, whereby each one share of common stock held by the holder received an additional three common shares of the Company.

As at September 30, 2005, the Company has 48,669,372 issued and outstanding common shares of its stock.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock

In February 2005, the Company issued 9,000,000 shares of its common stock, $.0001 par value per share which were not registered under the Act in consideration for $90,000 pursuant to a private placement. The Company claims an exemption from registration pursuant to Section 4(2) of the Act. Set forth below are the participants of the private placement (pre-split).

Name                             Amount           No. of Shares
Jeff N. Sill                     $ 7,000             700,000
Bryan Willard                      7,000             700,000
Chelsea Peters                     7,000             700,000
Xess Entertainment Group Inc.      7,000             700,000
Tom Newton                         7,000             700,000
Philip Fraser                      7,000             700,000
Graeme Magee                       7,000             700,000
Todd Martin                        7,000             700,000
Dawana Taylor                      7,000             700,000
Daniel Zybutz                      7,000             700,000
Yu Moy Siu                         6,000             600,000
Robert Rosner*                     7,000             700,000
Donald Walker*                     7,000             700,000
                                  -------          --------
                                 $90,000           9,000,000

* Robert Rosner is the Company's President, CEO and director.
Donald Walker is the former President, former CEO and former director of the Company.

In June 2005, the Company issued 610,000 shares of its common stock, $.0001 par value per share which were not registered under the Act in consideration for $122,000 pursuant to a private placement. The Company claims an exemption from registration pursuant to Section 4(2) of the Act. Set forth below are the participants of the private placement (pre-split).

Name                             Amount           No. of Shares
Thomas Bernardo                  $ 100,000             500,000
Michelle Sargent                    22,000             110,000
                                 ---------           ----------
                                 $ 122,000             610,000



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2005. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

The Company's future results of operation will be highly dependent upon the success of its efforts to sell the PetsMo products and services, which include the PetsCell and the PetsMobility brand products. The Company anticipates that sales and services and advertising fees generated by these products and services will constitute the majority of its revenue. The Company plans to sell its products and services to end-users and also through multiple indirect channels, such as resellers. The marketing and sales of products and services are highly dependent upon the delivery of marketing information, inventory and consulting services from On4.

PLAN OF OPERATION

We have hired consultants to address the viability, research, development and market of our then, exclusive worldwide license agreement with On4. Our objective was to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams. Since the license agreement was mutually rescinded and a new asset purchase agreement was entered into, we will need to re-organize the Company's initiatives. The results of our marketability, research and development reports and analysis will be used to help the Company in its future strategic business planning as well as to help support some of On4's ongoing initiatives.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through the sale of equity securities. We have no cash to fund our operations at this time, so we plan to offer common stock in private placements during the next twelve months to raise minimum proceeds of $1,000,000. We believe the proceeds from such private placements will enable us to expand our operations, buy inventory and start our marketing campaign. If we are able to raise the additional funding of $1,000,000 in private placement transactions over the next twelve months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

$500,000 to purchase start-up inventory
$250,000 to hire additional managers and staff in the sales, marketing, Web development and investor relations departments for our US offices.
$ 75,000 for market research and feasibility
$ 75,000 for outsourced advertising, graphic artwork and printing of marketing materials.
$ 50,000 for operational infrastructure costs including rent, communications, consumable supplies and travel.
$ 50,000 for professional services and filing requirements.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing research, product and systems development programs. We will require additional funding to continue our research, product and systems development programs, for operating expenses, for marketing expenses, to pursue regulatory approvals for our products, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable.
We may also seek additional funding through strategic alliances or collaborate with others. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Because we are presently in the early stages of development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue. In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception. Operations were financed through proceeds from the issuance of equity and loans from directors. Proceeds of $212,000 were raised during the period pursuant to private placements as disclosed elsewhere in this report. The directors have also advanced funds into the Company to cover cash flow deficiencies of $45,832. The advances have no stated repayment terms. These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.

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

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than than disclosed elsewhere in this report. Although the Company does not presently intend to enter into a new line of business or business combination, it reserves the right to change its mind in an attempt to either complement or accentuate its current business initiatives.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2005, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2005 was $1,206. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $671,648 and as of September 30, 2005 we had a working a capital deficiency of $207,527. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

Results of operations for the year ended September 30, 2005, as compared to the year ended September 30, 2004

Operating Expenses.   For the year ended September 30, 2005, we had
total operating expenses of $267,949 as compared to total operating expenses of $139,282 for the twelve-month period ended September 30, 2004, an increase of $128,667. The increase in operating expenses was partly due to stock based financial consulting fees of $95,700 for corporate, feasibility and analysis, and research and development services, and it was also partly due to the increased professional services rendered.

Management Fees. For the year ended September 30, 2005, we had management fees of $81,250 as compared to $103,750 for the twelve month period ended September 30, 2004, a decrease of $22,500 in management fees.

Professional Expenses. For the year ended September 30, 2005 we had professional expenses of $30,858 as compared to $2,017 for the twelve month period ended September 30, 2004, an increase of $28,841, due to the increase accounting and legal counsel fees.

Net Loss. For the year ended September 30, 2005, we had a net loss of $79,243 as compared to a net loss of $227,180 for the twelve-month period ended September 30, 2004, an decrease of $147,937. The Company had a gain on disposition of MBG USA and ADT of $233,777 and a loss from discontinued operations of MBG USA and ADT of $45,071.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition
Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows.
If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company records impairment losses on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In such cases, the amount of the impairment is determined on the relative values of the impaired assets.

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets, an amendment of APB No. 29, Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless
(1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). The adoption of FASB No. 123(R), will not have a material impact on the Company's financial statements.

RISK FACTORS

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. These risks and uncertainties are not the only ones we face. Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also adversely affect our business operations. If any of the risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected. In this event occurs, you could lose all or part of your investment.

Dependence upon external financing

It is imperative that we raise additional capital to complete our operational plan to promote and commercialize our newly acquired business combinations and activities. We will also require funds to sustain our business operations if we are not successful in earning revenues from our various divisions. We estimate that we would require additional funding of $1,000,000 to pursue our business strategy. If we are unable to obtain equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to expand our current operational plan. Any sale of share capital will result in dilution to existing shareholders.

To date, we have not generated any revenues from operations. The success of our business depends on us receiving inventory and advertising materials from our licensor, On4. The exact amount of our current and future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our research and development efforts, the costs of testing and manufacturing products, and changes in governmental regulation. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations, in which case you could lose the entire amount of you investment in the Company.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the twelve-month fiscal year ending September 30, 2005 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, Amisano Hanson, Chartered Accountants, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.

Dependence on key management and personnel

Our success is highly dependent upon the continued services of Mr. Robert Rosner, our President, and our management support from On4. If he was to leave us or if On4 decides not to continue its support, this could have a materially adverse effect upon our business and operations. We anticipate entering into employment contract with Mr. Rosner, but can provide no assurance that we will come to terms for such employment agreement. The Company currently has a management contract with On4 to support the operations of our web portal business.

Our business also requires additional staff in all areas to success-fully bring our products to market. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the pet and technology industry. If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

The wireless industry is highly competitive and we may be unable to compete effectively.

Many companies compete nationwide to provide mobile solutions to various industries using information technology systems and communications networks. If a competitor offers products and services that are equal to or superior to our products and services, or offers products and services at lower prices than we do, it may be difficult or impossible for us to sell our products and services in sufficient volumes to sustain operations. We cannot assure you that market demand will continue to grow or increase in capacity. Our competitors may lead to greater competition in the market, which competition would adversely affect our ability to sell our products and services.

The technology market is moving rapidly and we may not be able to move fast enough to market our products

The technology market is moving and changing rapidly as new technologies are introduced and old ones are abandoned. While we are attempting to be the first to market the PetsCell and the Petsmobility brand products and services for pets, we cannot assure you that rapid changes in technology and communication networks will not make our products and services obsolete, such that we will be unable to compete in the market.

Demand for our products and services may fail to materialize

Our growth and success will depend on our success in introducing and selling our products. The market for the products and services we plan to offer is relatively new and there is little hard data to validate market demand or predict how this demand will be segmented. Even though there seems to be a lot of interest in our products and services, there could be much lower demand than believed, or interest in our products and services could decline or die out, which could adversely affect our ability to sustain our operations.

We may be subject to product liability or breach of contract claim if our products do not work as promised from our licensor

The PetsCell for pets are designed to facilitate communications between the pet owners and their pets. If the technology fails to work as manufactured by our licensor, customers may bring claims against us. Despite limitations on such claims, such claims can be costly and time consuming which could have a material adverse effect on our operations, even if we are found not to have been at fault. We currently do not have liability insurance and anticipate that we will seek some coverage in the future if such coverage is available at a reasonable cost.

The web portal, www.petsmo.com, is a directory designed to facilitate information, products and services for pet lovers to interact with business and people from all over the world in pet related matters. If the technology fails to work as designed, it could have a material adverse effect on our operations.

Government Regulation

Regulation by government authorities in the United States, Canada and foreign countries may be a factor in the development, manufacture and marketing of our products and in our research and product development activities. The process of obtaining these approvals and the subsequent compliance may require time and financial resources.

Limited experience to market our products

Even if we are able to develop our products and obtain the necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently have no sales, marketing or distribution infrastructure. Accordingly, we are dependent on our ability to find collaborative marketing partners or contract sales companies for commercial sale of any of our products once we receive them from On4. Even if we find a potential marketing partner, we may not be able to negotiate an advertising and/or licensing contract on favorable terms to justify our investment or achieve adequate revenues.

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


ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2005, the independent auditor's report, and the notes to the financial statements are attached at the end of this report.


Index  to  Financial  Statements:

1.   Independent  Auditors'  Report;

2.   Audited  Consolidated  Financial  Statements;

a.   Consolidated Balance Sheets as at September 30, 2005 and 2004;

b. Consolidated Statements of Operations for the years ended September 20, 2005 and 2004, and for the period from August 17, 2000 (Date of inception) to September 30, 2005;

c. Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004 and for the period from August 17, 2000 (Date of inception) to September 30, 2005;

d. Consolidated Statements of Stockholder's Equity (Deficiency) for the period August 17, 2000 to September 30, 2005;

e. Statement of Discontinued Operations for the years ended September 30, 2005 and 2004;

f.   Notes to the Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are reasonably effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.
There were no significant changes in our internal control over financial reporting during the fourth quarter of our most recent fiscal year ended September 31, 2005 that materially has affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of September 30, 2005 the Company had the following two members of the Board of Directors:

Robert Rosner - Director
Richard Jordan - Director

On August 19, 2005, the Board of Directors received and accepted the resignation of Donald Walker as a Director of the Company effective immediately. The Company appointed Richard Jordan to to fill the vacancy created by Mr. Walker's resignation. The Board then elected Mr. Rosner as President and Chief Executive Officer of the Company and Mr. Jordan was elected as Corporate Secretary, Treasurer and Chief Financial Officer.

The following table sets forth the name, age and position of each director and executive officer of Cimbix as at September 30, 2005:

Name                    Age  Position
--------------------------------------------------------------------
Robert Rosner             41   President, Chief Executive Officer
Richard Jordan            60   Secretary, Treasurer, Chief Financial
                               Officer


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert Rosner - President, Chief Executive Officer:
Mr. Rosner serves as the Company's President and Chief Executive Officer as of August 2005 and was the Vice President of Regulatory
Affairs and Compliance and Corporate Secretary since August 2003.  He
is also a member of Cimbix's board of directors.   For the past four
years Mr. Rosner also functioned as a VP of Investor Relations and Business Development for MBG USA. From September 1999 until September 2003, Mr. Rosner was also the President of First Cypress Technologies Inc., a mining company listed on the NASD-OTC Bulletin Board. He was the owner and the president of Rosner Communications Inc. from July
1985 to April 2004. Rosner Communications Inc. provided consulting services to public companies. Mr. Rosner was the president and a director of Moreno Ventures Inc., a company listed on the Canadian Venture Exchange, from July 1994 to December 2002. Mr. Rosner was the president and director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, from June 1996 to January 2005. Mr. Rosner was the president and a director of Superior Networks, Inc., a company listed on the NASD-OTC Bulletin Board, from February 2002 to September 2002.

Mr. Richard Jordan - Secretary, Treasurer, Chief Financial Officer:
Mr. Jordan serves as the Company's Secretary, Treasurer and Chief Financial Officer as of August 2005. He has been a Certified General Accountant since 1974 and has been involved in various capacities relating to corporate governance. Since May 1999, Mr. Jordan has been an independent management consultant providing administration, finance and management support to a variety of small and medium size businesses. From November 1999 to December 2001, Mr. Jordan was a director of Franchisemaster Technologies Inc., a public company traded on the Canadian Venture Exchange. From June 2000 to February 2001, Mr. Jordan was the Chief Financial Officer of VOIP Telecom Inc., a telecommunications company whose shares have been traded on the OTC Bulletin Board. From January 1999 to February 2001, Mr. Jordan was the Corporate Secretary for Island Gold Mines, a junior mineral company listed on the Canadian Venture Exchange. From September 1994 to February 2001, Mr. Jordan was the Corporate Secretary for International Wayside Gold Mines, a junior mineral company listed on the Canadian Venture Exchange.

We do not have an audit committee, although we intend to establish such a committee, with an independent "financial expert" member as defined in the rules of the SEC when we elect additional directors to the Board.


TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended September 30, 2005, Donald Walker, Robert Rosner and Richard Jordan were required to file reports under
Section 16(a) and some of these reports were filed late. Donald Walker and Robert Rosner filed their Form 4 and Schedule 13D late in respect to their participation in the Company's private placement.


                                       		Number
                                       		of late
Name and principal position            		reports


Donald Walker,                              		1
Former CEO, former President,
Former Director

Robert Rosner,                              		1
President, CEO, Director

Richard Jordan
Secretary, Treasurer, CFO, Director			0



CODE OF CONDUCT AND ETHICS

We have not adopted a code of conduct and ethics. We expect to adopt such a code at such time as we elect additional directors to our Board.

AUDIT COMMITTEE

We currently do not have an audit committee and therefore have not adopted any audit committee policies. We plan to have an audit committee at such time as we elect additional directors to our Board.


ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2005. Only one officer and director received annual compensation in excess of $100,000 during the last two complete fiscal years.

                     Fiscal Year 2005 Officers Annual Compensation Table

                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other                                   All
                                                Annual                                  Other
                                                Compen  Restricted                      Com-
                                                sation  Stock    Options/  LTIP         pen-
Name            Title     Year  Salary   Bonus  (stock) Awarded  SARs (#)  payouts ($)  sation
------------  ----------  ----  -------  -----  ------  -------  --------  -----------  ------

Dr. Andrew   Former       2005   $      0   0       0      0         0        0            0
Willoughby   Director, 	  2004     25,000   0       0      0         0        0            0
             Former CEO   2003      4,000   0       0      0         0        0            0


Donald       Former       2005   $ 48,750   0       0      0         0        0            0
Walker	     President,   2004     56,250   0       0      0         0        0            0
             Former CEO,  2003          0   0       0      0         0        0            0
             Former
             Director

Robert       President 	  2005   $ 75,000   0       0      0         0        0            0
Rosner	     & CEO        2004    105,000   0       0      0         0        0            0
             Director     2003          0   0       0      0         0        0	           0
             Former VP
             Regulatory
             Affairs,
             Former
             Secretary

Edwin        Former       2005   $      0   0       0      0         0        0            0
Lao          President,   2004          0   0       0      0         0        0            0
             Former       2003     11,250   0       0      0         0        0            0
             Secretary    2002          0   0       0      0         0        0            0
             Former
             Treasurer
             Former
             Director

Richard	     Secretary    2005   $  2,500   0       0      0         0        0            0
Jordan	     Treasurer
             CFO
             Director


As of September 30, 2005, none of the executive officers had any sort of binding employment contracts with the Company. However, in addition to being a Vice President of Regulatory Affairs for the Company, Mr. Robert Rosner earned for the 2005 fiscal year an annual base salary of $30,000 as officer of MBG USA before it was sold in March 2005, on top of his $45,000 base salary from the Company. (In 2004, Mr. Rosner earned a base salary of $60,000 on top of his $45,000 base salary from the Company.)

Additionally, Donald Walker earned $15,000 as officer of the MBG USA before it was sold in March 2005, on top of his $33,750 base salary from the Company. (In 2004, Mr. Walker earned $22,500 as officer of MBG USA, on top of his $33,750 base salary from the Company.)

Edwin Lao retired as the Company's President and Director in August 2003 and he was not replaced by Doug Johnson until October 31, 2003. Doug Johnson subsequently resigned on February 26, 2004. On February 28, 2004, Dr. Andrew Willoughby was removed as the Chief Executive Officer and resigned as director March 25, 2004.

On September 3, 2003, several Directors of the Company adopted a resolution to be effective October 1, 2003 that outlined the annual compensation plan for its executive officers (including that of MBG USA) for the fiscal year 2004 was invalid. This plan had two basic components which included an annual salary and an equity compensation. As of January 2004, none of the officers of the Company and that of MBG USA, except as disclosed herewith, were employed by the Company and/or performing their job responsibilities. The
Company did not issue any cash or equity compensation to those officers except as disclosed herewith.

On September 3, 2003, several Directors of the Company also adopted a resolution to be effective October 1, 2003 that outlined the issuance of the Company's common stock to each of the members of the Board as part of their annual Director's compensation package was also invalid. As of yearend September 30, 2004 and 2005, none of the Directors received any cash or equity compensation except as disclosed herewith.

As of September 30, 2004 the Company has not adopted any compensation committee or compensation policies. See "Certain Relationships and Related Transactions." Other than as detailed above, the Company has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth, as of September 30, 2005, Cimbix's outstanding common stock owned of record of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

As of September 30, 2005 the total number of issued and outstanding common shares in the Company was 48,699,372. 5% of which equals
2,433,469 shares.

                                                       Amount of         Percent
                           Name and address            beneficial        of
Title of Class             of beneficial owner         ownership         class
                           -----------------------------------------------------
Common Stock                Robert Rosner                3,105,000          6.40%
                            Director, President, CEO
                            #134, 9663 Santa Monica Blvd
                            Beverly Hills, California
                            90210

Common Stock                Richard Jordan                       0          0.00%
                            3602 Loraine Avenue
                            North Vancouver, BC
                            Canada


                                                     -------------         -------
                                                         3,105,000          6.40%

Total combined share position of all executive officers and directors as a group consists of two persons

The following table sets forth, as of September 30, 2005, Cimbix's outstanding common stock owned of record or beneficially by each person who owned of record, or was known by Cimbix to own beneficially, more than 5% of its common stock. Each person has sole voting and investment power with respect to the shares shown.


      TABLE OF SHAREHOLDERS WITH MORE THAN 5% HOLDINGS OF CIMBIX

                                                    Amount of         Percent
                        Name and address            beneficial        of
Title of Class          of beneficial owner         ownership         class
                        -----------------------------------------------------
Common Stock            Donald Walker                3,101,500          6.40%
                        Former President
                        Former CEO, former director
                        99 Elm Ave
                        Larkspur, California
                        94939

Common Stock            Robert Rosner                3,105,000          6.40%
                        Director, President, CEO
                        #134, 9663 Santa Monica Blvd
                        Beverly Hills, California
                        90210

                                                 -------------       -------
                                                     6,206,500         12.80%



Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of Cimbix. There were no options or rights outstanding as of September 30, 2005 entitling owners to acquire our common stock within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2004, we issued a promissory note to Robert Rosner, our President and a member of the Board of Directors, for the principal sum of $30,000 bearing an interest at the rate of 10% per annum, with a maturity date of January 28, 2006. The promissory note was extended for another year to January 28, 2007 with the same terms. Mr. Rosner advanced $30,000 to the Company on January 29, 2004 in connection with a private placement for 120,000 common shares of our stock. As at year end September 30, 2004, the Company did not issue the shares to Mr. Rosner, and instead by mutual consent, agreed to treat the $30,000 advance as a loan to the Company by way of a promissory note. The promissory note is unsecured and the Company have the right at any time to prepay all or any part of the balance outstanding from time to time.

In February 2005, Mr. Rosner participated in a private placement by advancing $7,000 for 700,000 common shares (pre-split)of the Company. Donald Walker, former President, former CEO and former director of the Company also advanced $7,000 to the Company and received 700,000 common shares (pre-split) pursuant to the private placement.

Our principal office at 9663 Santa Monica Boulevard, #134, Beverly Hills, California is provided to us at no charge by Mr. Rosner, our President.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  and  Index  of  Exhibits

  Exhibit
  Number                         Description of Exhibit
---------     -------------------------------------------------
  3.3         Amendment of Articles of Incorporation (1)
 10.1         Share Exchange Agreement between the Company and
              the Millenium Business Group USA, Inc. (2)
 10.3         Consulting Agreement in favor of Maribel Jordan (5)
 10.4         Consulting Agreement in favor of Lindsey Brown (6)
 10.5         Consulting Agreement in favor of Maria Antonia Croy (6)
 10.6         Consulting Agreement in favor of Kameleon Services (6)
 10.7         Consulting Agreement in favor of Willard Williams (6)
 10.8         Consulting Agreement in favor of Vikram Khanna (7)
 10.9         Consulting Agreement in favor of Keith Burant (7)
 10.10        Consulting Agreement in favor of Ron Balconi (7)
 10.11        Consulting Agreement in favor of Englocan Limited (7)
 10.12        Consulting Agreement in favor of Harry Turbyfield (8)
 10.13        Consulting Agreement in favor of Stratus Investment
              Group Inc. (7)
 16.1         Change of Certifying Accountant (3)
 31.1         Certification 302, CEO (8)
 31.2         Certification 302, CFO (8)
 32.1         Certification 906, CEO (8)
 32.1         Certification 906, CFO (8)
 99.1         License Agreement between the Company and On4
              Communications Inc., formerly Petsmobility
              Network (Canada) Inc. (4)
 99.2         Asset Purchase Agreement between the Company,
              Petsmobility Inc. and On4 Communications, Inc. (3)
 99.3         Rescission Agreement between the Company and On4
              Communications, Inc. (3)
 99.4         Articles of Correction (3)
---------     -------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 14, 2004.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 9, 2003 and August 19, 2003.
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated February 6, 2006.
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 17, 2005.
(5) Previously filed with the Securities and Exchange Commission as an exhibit to the S-8 filing dated December 10, 2004.
(6) Previously filed with the Securities and Exchange Commission as an exhibit to the S-8 filing dated March 9, 2005.
(7) Previously filed with the Securities and Exchange Commission as an exhibit to the S-8 filing dated June 21, 2005.
(8)     Filed with this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of Cimbix's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $15,000 and $7,000 respectively.

AUDIT RELATED FEES - None

TAX FEES - None

ALL OTHER FEES - None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIMBIX CORPORATION

By:  /s/  ROBERT ROSNER
     ___________________________________
     ROBERT ROSNER, President, CEO and Director
     Date:     March 02, 2006


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ ROBERT ROSNER
     ___________________________________
     Robert Rosner, Chief Executive Officer,
     President and Director
     Date:     March 02, 2006

By:  /s/ RICHARD JORDAN
     ____________________________________
     Richard Jordan, Chief Financial Officer
     Secretary, Treasurer and Director
     Date:     March 02, 2006

ITEM 7.  FINANCIAL STATEMENTS


                         CIMBIX  CORPORATION

                    (A Development Stage Company)

            REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 2005 and 2004

                        (Stated in US Dollars)

                                                       AMISANO HANSON
A Partnership of Incorporated Professionals
                                                CHARTERED ACCOUNTANTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Cimbix Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Cimbix Corporation (A Development Stage Company) and subsidiaries as of September 30, 2005 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the year ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of September 30, 2004 and for the year then ended were audited by other auditors whose report dated February 1, 2005 expressed an unqualified opinion on those statements. Our opinion on the statements of operations, cash flows and stockholders' equity (deficiency) insofar as it relates to amounts for the prior periods through September 30, 2004 is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimbix Corporation (A Development Stage Company) and subsidiaries as of September 30, 2005 and the results of their operations and their cash flows for the year ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                 "Amisano Hanson"
February 3, 2006                             Chartered Accountants

750 West Pender Street, Suite 604        Telephone:  604-689-0188
Vancouver, Canada                        Facsimilie: 604-689-9773
V6C 2T7                                  E-Mail: amishan@telus.net

                          CIMBIX CORPORATION
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS
                     September 30, 2005 and 2004
                        (Stated In US Dollars)

                               ASSETS                  2005          2004
                               ------                  ----          ----
Current
  Cash                                              $     1,206   $      119
  Prepaid expenses (Note 7)                              11,279            -
  Current assets of discontinued operations                   -       15,006
           (Notes 4 and 5)                           ----------    ---------
                                                         12,485       15,125

Advance on asset purchase agreement (Note 3)             50,000            -
Website development costs                                     -        8,700
Long-term assets of discontinued operations (Note 4)          -           20
                                                      ---------    ---------
                                                     $   62,485   $   23,845
                                                     ==========   ==========

                           LIABILITIES
                           -----------
Current
  Accounts payable (Note 5)                          $  132,028   $  141,043
  Promissory notes payable (Notes 5 and 6)               63,838            -
  Due to related parties (Note 5)                        24,146       11,314
  Current liabilities of discontinued operations              -      127,773
          (Notes 4 and 5)                            ----------    ---------
                                                        220,012      280,130

                    STOCKHOLDER'S DEFICIENCY
                    ------------------------
Capital Stock (Notes 3, 6 and 7)
  Authorized:
  100,000,000 common shares, par value of $0.0001
   20,000,000 preferred shares, par value of $0.0001
              redeemable at $0.005
  Issued and outstanding:
   48,669,372 common shares (2004: 859,372 shares)        4,867        4,297
        2,501 preferred shares (2004: 2,501 shares)           1           50
Donated capital                                          11,250            -
Additional paid-in capital                              498,003      331,773
Deficit accumulated during the development stage       (671,648)    (592,405)
                                                     ----------    ----------
                                                       (157,527)    (256,285)
                                                     ----------    ----------
                                                     $   62,485    $  23,845
                                                     ==========    =========

Nature and Continuance of Operations (Note 1)
Commitments (Notes 3 and 7)
Subsequent Events (Notes 3, 6 and 7)

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            For the years ended September 30, 2005 and 2004
  For the period August 17, 2000 (Date of Inception) to September 30, 2005
                        (Stated In US Dollars)

                                                                        August 17, 2000
                                                                      (Date of Inception)
                                                                        to September 30
                                                 2005           2004         2005
-----------------------------------------------------------------------------------------
Revenues                                   $        -     $        -     $    9,500

Expenses
  Consulting fees (Note 5)                    128,535         18,325        153,913
  Management fees (Note 5)                     81,250        103,750        205,250
  Professional fees (Note 5)                   30,858          2,017        103,751
  Incorporation costs                           2,005              -          2,005
  Donated services                                  -              -         11,250
  General and administrative (Note 5)          19,851         15,190         49,538
  Settlement of accounts payable               (3,250)             -         (3,250)
  License written off                               -              -         35,000
  Website development costs written off         8,700              -          8,700
                                              --------      ---------       --------
                                              267,949        139,282        566,157
                                              -------       ---------       --------

Loss from continuing operations              (267,949)      (139,282)      (556,657)

Gain(loss) from discontinued operations
    (Schedule 1)                              188,706        (87,898)      (114,991)
                                              -------       ---------       -------
Net loss for the period                    $ (79,243)    $ (227,180)     $ (671,648)
                                           ==========     ===========    ===========

Basic and diluted loss per share from
    Continuing operations                  $    (0.01)    $     (0.30)

Basic and diluted income(loss) per share
    From discontinued operations           $     0.01     $     (0.19)

Weighted Average Number of
     Common Shares Outstanding              27,895,180        458,925

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the years ended September 30, 2005 and 2004
  For the period August 17, 2000 (Date of Inception) to September 30, 2005
                        (Stated In US Dollars)

                                                                        August 17, 2000
                                                                      (Date of Inception)
                                                                        to September 30
                                                 2005           2004         2005
-----------------------------------------------------------------------------------------
Operating Activities
 Loss from continuing operations            $  (267,949)   $  (139,282)   $  (556,657)
 Adjustments to reconcile loss to cash
 Used by operating activities:
    Donated services                                  -              -         11,250
    Website development costs written off         8,700              -          8,700
    Shares issued for services                   95,700              -         95,700
 Changes in non-cash working capital items:
    Prepaid expenses                                (29)             -            (29)
    Accounts payable                             (9,014)       113,424        132,028
                                             -----------    -----------   -----------
                                               (172,592)       (25,858)      (309,008)

Investing Activities
 License payment advanced                       (50,000)             -        (50,000)
 Advances to subsidiaries                       (65,091)       (50,000)      (115,091)
 Website development costs                            -         (8,700)        (8,700)
 Proceeds from disposition of subsidiaries          100              -            100
                                             ----------     -----------    ----------
                                               (114,991)       (58,700)      (173,691)

Financing Activities
 Common stock issued for cash                   212,000         80,000        395,921
 Promissory notes payable                        63,838              -         63,838
 Increase(decrease) due to related parties       12,832           (812)        24,146
                                             ----------     ----------     ----------
                                                288,670         79,188        483,905

Increase(decrease) in cash from continuing
 Operations                                       1,087         (5,370)         1,206

Cash from discontinued operations (Note 4)           (6)             4              -
                                             ----------     ----------     ----------
Increase(decrease) in cash during the
 Period                                           1,081         (5,366)         1,206

Cash, beginning of the period                      119           5,485             -
                                            ----------      ----------      ---------
Cash, end of the period                     $    1,206      $      119      $   1,206
                                            ==========      ==========      =========

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
       CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIENCY)
  For the period August 17, 2000 (Date of Inception) to September 30, 2005
                        (Stated In US Dollars)

                                        COMMON STOCK          PREFERRED STOCK                        DEFICIT
                               ------------------------------  --------------                       ACCUMULATED
                                NUMBER             SHARE       NUMBER                  ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           DONATED    PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    CAPITAL      STAGE      TOTAL
                              ---------------------------------------------------------------------------------------
Issuance of common shares           200   $     -  $      -        -  $  -  $     -   $      10  $       -  $       10
Share subscriptions                   -         -   150,280        -     -        -           -          -     150,280
Net loss for the year                 -         -         -        -     -        -           -   (216,896)   (216,896)
                               --------  --------  --------  -------  ----  -------  ----------  ---------   ---------
Balance, September 30, 2001         200   $     -  $150,280        -  $  -  $     -   $      10  $(216,896) $  (66,606)
Share subscriptions                   -         -    76,105        -     -        -           -          -      76,105
Net loss for the year                 -         -         -        -     -        -           -    (29,313)    (29,313)
                               --------  --------  --------   -------  ----  -------  ---------   ---------     ------
Balance, September 30, 2002         200   $     -  $226,385        -  $  -  $     -   $      10  $(246,209) $  (19,814)
Share subscriptions received          -         -     5,000        -     -        -           -          -       5,000
Issuance of common shares        80,160         8  (231,385)       -     -        -     232,542          -       1,165
                               --------  --------  ----------  -------  ----  -------  --------   --------   ---------
                                 80,360  $      8  $      -         -  $  -  $     -  $ 232,552 $(246,209)  $  (13,649)

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
       CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIENCY)
  For the period August 17, 2000 (Date of Inception) to September 30, 2005
                        (Stated In US Dollars)

                                        COMMON STOCK          PREFERRED STOCK                        DEFICIT
                               ------------------------------  --------------                       ACCUMULATED
                                NUMBER             SHARE       NUMBER                  ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           DONATED    PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    CAPITAL      STAGE      TOTAL
                              ----------------------------------------------------------------------------------------
Balance forward                  80,360  $     8  $       -        -  $  -  $     -  $ 232,552  $ (246,209) $  (13,649)
Adjustment to number of
 shares issued and outstanding
 as a result of the
 acquisition of Millennium
Business Group USA, Inc.
  Millennium Business
    Group USA, Inc.             (80,360)      (8)         -        -     -        -   (232,552)    232,560           -
  Cimbix Corporation            170,240       17          -        -     -        -    232,543    (232,560)          -
Fair value of shares issued
 in connection with the
 acquisition of Millennium
 Business Group USA, Inc.        80,360        8          -    2,501     1        -         (9)          -           -
Net asset deficiency of legal
 parent at date of reserve
 take-over transaction                -        -          -        -     -        -           -    (20,167)    (20,167)
Issue of common shares            2,772        -          -        -     -        -      13,810          -      13,810
Issue of common shares           1,000        -          -        -     -        -        7,500          -       7,500
Donated services                     -        -          -        -     -        -        2,250          -       2,250
Net loss for the year                -        -          -        -     -        -            -    (98,849)    (98,849)
                               --------    -----    -------   ------   ---   ------    --------   --------     --------
Balance, September 30, 2003    254,372    $  25     $    -    2,501   $ 1   $    -    $ 256,094  $(365,225)  $(109,105)

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
       CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIENCY)
  For the period August 17, 2000 (Date of Inception) to September 30, 2005
                        (Stated In US Dollars)

                                        COMMON STOCK          PREFERRED STOCK                        DEFICIT
                               ------------------------------  --------------                       ACCUMULATED
                                NUMBER             SHARE       NUMBER                  ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           DONATED    PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    CAPITAL      STAGE      TOTAL
                              ----------------------------------------------------------------------------------------
Balance, September 30, 2003      254,372 $    25  $       -     2,501 $  1  $      -  $ 256,094  $(365,225) $ (109,105)
Issue of common shares             5,000       1          -         -    -         -     49,999          -      50,000
Issue of common shares           600,000      60          -         -    -         -     29,940          -      30,000
Net loss for the year                  -       -          -         -    -         -          -   (227,180)   (227,180)
                                --------  -------  ----------  -------  ---   -------  ---------  ---------  ---------
Balance, September 30, 2004      859,372 $    86  $       -     2,501 $  1  $      -  $ 336,033  $(592,405) $ (256,285)
Issue of common shares           160,000      16          -         -    -         -        484          -         500
Issue of common shares        36,000,000   3,600          -         -    -         -     86,400          -      90,000
Issue of common shares         8,960,000     896          -         -    -         -     94,304          -      95,200
Issue of common shares         2,440,000     244          -         -    -         -    121,756          -     122,000
Disposal of MBG USA, Inc.             -        -          -         -    -    11,250   (152,199)         -    (140,949)
Net loss for the year                 -        -          -         -    -         -          -    (79,243)    (79,243)
                              ----------   ------    --------   ------  ---  -------   ---------   ---------   -------
Balance, September 30, 2005   48,669,372 $ 4,867  $       -     2,501 $  1  $ 11,250  $ 498,003  $(671,648)  $(157,527)
                              ==========  ======    =========   =====  ====  ========  =========  ==========  =========

The number of preferred and common shares outstanding reflects a reverse split of 1 share for each 200 shares issued and outstanding on October 8, 2004. In addition, the number of shares outstanding reflects a forward split of 4 common shares for each 1 common share issued and outstanding on July 8, 2005. The par value and additional paid-in capital were adjusted in conformity with the number of shares then issued.

                     SEE ACCOMPANYING NOTES

                                                           Schedule 1

                          CIMBIX CORPORATION
                    (A Development Stage Company)
                STATEMENTS OF DISCONTINUED OPERATIONS
            For the year ended September 30, 2005 and 2004
                        (Stated In US Dollars)

                                                         2005          2004
                                                         ----          ----
Expenses
  Bank charges                                        $      71     $     161
  Consulting fees                                             -         5,000
  Management fees (Note 5)                               45,000        82,500
  Professional fees                                           -           237
                                                       --------      --------
                                                         45,071        87,898
                                                       --------      --------
Loss from discontinued operations before other item     (45,071)      (87,898)

Other item
  Gain on disposal of subsidiaries (Note 4)             233,777             -
                                                       --------       -------
Gain(loss) from discontinued operations               $ 188,706     $ (87,898)
                                                       ========      =========


















                     SEE ACCOMPANYING NOTES

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars)


Note 1	NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company's common shares are publicly traded on the OTC Bulletin Board.

The Company has entered into agreements for the right to market and distribute the PetsCell Technology and the "PetsMobility" brand products and services in the pet industry. Management plans to further evaluate, develop, and manage the commercialization, sub-license and/or commercial sale of these products and services.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $671,648 since its inception, has a working capital deficiency of $207,527 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.
Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 2

Note 2	SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Millennium Business Group USA, Inc., Advanced Dental Technologies Inc. and Petsmobility Inc. Millennium Business Group USA, Inc. and Advanced Dental Technologies Inc. were included in the accounts until March 31, 2005, the date of their disposition (Note 4). Petsmobility was incorporated by the Company on September 22, 2005.

c)	Financial Instruments

The carrying values of cash, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

d)	Website Development Costs

Under the provisions of Statement of Position No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company has capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long Lived Assets."

e)	Income Taxes

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting for income taxes.
Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 3

Note 2	SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

f)	Foreign Currency Translation

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

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

h)	Intangible Assets

The Company has adopted Statement of Financial Accounting Standards
No. 142 ("SFAS 142") - "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 4

Note 3	ASSET PURCHASE AGREEMENT

Pursuant to a license agreement dated June 16, 2005, the Company was granted the right to acquire the exclusive license to market and distribute the PetsCell Technology and the PetsMobility brand products and services in the pet industry. The agreement was contingent on the Company making non-refundable payments totaling $1,000,000. The initial payment of $50,000 was due on signing the agreement (paid), with the remaining $950,000 due within six months of signing the agreement. On December 2, 2005, the licensor agreed to accept 4,750,000 common shares as payment for the remaining $950,000. These shares were not issued. This agreement was subject to a 5% royalty.

On January 30, 2006, the Company entered into an agreement to rescind the above license agreement and replace it with an asset purchase agreement. Pursuant to the terms of the asset purchase agreement dated January 30, 2006, the Company may acquire certain website domains, trademarks and other intangibles and a non-exclusive license to distribute PetsMobility brand products for $300,000 as follows:

i) $50,000 which was paid previously on the original license agreement;
ii) $250,000 which will be paid by the issuance of 1,923,077 common shares of the Company at $0.13 per share.

This agreement is subject to a 20% royalty on net profits.

Note 4	DISCONTINUED OPERATIONS

Effective April 8, 2003, the Company acquired 100% of the issued and outstanding shares of Millennium Business Group USA, Inc. ("MBG") by issuing 80,360 common shares, 2,501 preferred shares, and 38,760 share purchase warrants for the purchase of an additional 38,760 common shares at $2.50 per share to April 8, 2008. Since this transaction resulted in the former shareholders of MBG owning the majority of the issued shares of the Company, the transaction, which is referred to as a"reverse take-over", has been treated for accounting purposes as an acquisition by MBG of the net assets and liabilities of the Company.

The Company had a net asset deficiency at the acquisition date, therefore, the shares issued on acquisition were issued at fair value of $Nil with the net asset deficiency of $20,167 charged to deficit.
MBG is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 5

Note 4	DISCONTINUED OPERATIONS - (cont'd)

The acquisition is summarized as follows:

Current assets
 Cash                                      $    394

Current liabilities
 Accounts payable                             8,435
 Related party payable                       12,126
                                           --------
                                             20,561

Net asset deficiency                       $(20,167)
                                           =========



On March 31, 2005, the Company disposed of MBG and its inactive subsidiary, Advanced Dental Technologies Inc. The subsidiaries were sold to an unrelated party for proceeds of $100. The loss related to MBG's operations has been disclosed up to the date of disposal as loss from discontinued operations.

The gain on disposal of the MBG shares was determined as follows:

Proceeds on disposal of subsidiary                $	100

Net asset deficiency of subsidiary:

  Prepaid expenses (Note 5)                          33,500
  Patents                                                20
  Accounts payable (Note 5)                         (90,943)
  Due to related parties (Note 5)                   (35,304)
  Paid in capital                                  (140,950)
                                                   --------
                                                   (233,677)

Gain on disposal of subsidiary                    $ 233,777
                                                  ==========

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 6

Note 4	DISCONTINUED OPERATIONS - (cont'd)

At September 30, 2005 and 2004, the balance sheets include the following amounts related to the discontinued operations of MBG:

                                                  2005         2004
                                                  ----         ----
Cash                                           $      -      $       6
Prepaid expenses (Note 5)                             -         15,000
                                               ---------    ----------
Current assets of discontinued operations      $      -      $  15,006
                                               =========    ==========

Patents                                        $      -      $      20
                                               ---------    ----------
Long term assets of discontinued operations    $      -      $      20
                                               =========    ==========

Accounts payable                               $      -      $  62,469
Due to related parties                                -         65,304
                                               ---------    ----------
Current liabilities of discontinued operations $      -      $ 127,773
                                               =========    ==========


Cash flows from discontinued operations are as follows:

                                                 2005          2004
                                                 ----          ----
Operating Activities
 Gain(loss) from discontinued operations       $ 188,706     $ (87,898)
 Item not involving cash:
    Gain on disposal of subsidiary              (237,777)            -
 Changes in non-cash working capital
 balances consist of:
    Prepaid expenses                             (18,500)      (15,000)
    Accounts payable                              28,474        22,737
                                               ---------     ---------
                                                 (35,097)      (80,161)
                                               ---------     ---------
Financing Activities
 Increase(decrease) due to related parties       (30,000)       30,165
 Advances from parent company                     65,091        50,000
                                               ---------     ---------
                                                  35,091        80,165
                                               ---------     ---------
Increase(decrease) in cash from discontinued
operations during the year                            (6)            4

Cash, beginning of the year                            6             2
                                                ---------    ---------
Cash, end of the year                           $      -     $       6
                                                =========    =========



CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 7

Note 5	RELATED PARTY TRANSACTIONS

During the years ended September 30, 2005 and 2004, directors of the Company and the spouse of a director of the Company charged the following expenses to the Company:

                                                    2005         2004
                                                    ----         ----
Administrative fees                             $   3,000     $       -
Consulting fees                                     1,000             -
Interest                                            3,000             -
Management fees                                    81,250       103,750
Professional fees                                     600             -
Management fees - discontinued operations          45,000        82,500
                                                 --------      --------
                                                $ 133,850     $ 186,250
                                                =========     =========


These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Included in accounts payable at September 30, 2005 is $90,959 owing to directors and former directors of the Company and to the spouse of a director of the Company (2004 - $72,309).

Included in promissory notes payable at September 30, 2005 is $33,000 due to a director of the Company (2004 - $Nil).

Included in current liabilities of discontinued operations at September 30, 2004 is $102,554 due to directors and former directors of the Company.

Included in current assets of discontinued operations at September 30, 2004, are prepaid management fees of $15,000 paid to a director of the Company.

Included in prepaid expenses of MBG at March 31, 2005 is prepaid management fees of $33,500 paid to a director of the Company.

Included in accounts payable of MBG at March 31, 2005 is $67,250 due to directors and former directors of the Company.

Amounts due to related parties are due to directors and former directors of the Company and to the spouse of a director of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

During the year ended September 30, 2005, directors of the Company purchased 5,600,000 common shares of the Company for $14,000.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 8

Note 6	PROMISSORY NOTE PAYABLE

The promissory notes payable are unsecured and bear interest at 10% per annum. They are due as follows:

                                               2005         2004
                                              -----        ------
January 28, 2006                            $ 33,000      $      -
June 20, 2006                                 30,838             -
                                            --------      --------
                                            $ 63,838      $      -
                                            ========       ========


The note due June 20, 2006 provides the note holder the right to convert the note and accrued interest into common shares of the Company at the maturity date at a price per share based on 20% below average market bid price.

On January 28, 2006, the note due January 28, 2006 was extended until January 28, 2007.

Note 7	CAPITAL STOCK - Notes 3 and 6

Commitments:

Share Purchase Warrants

At September 30, 2005, there were 38,760 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $2.50 until April 8, 2008.

S-8 Shares

Pursuant to agreements dated June 20, 2005, the Company agreed to issue 8,000,000 common shares at $0.045 per share to six consultants for consulting services with respect to Petsmobility, Inc. At September 30, 2005, 7,750,000 common shares were being held by the Company to be released in the future as work is performed. At September 30, 2005, $11,250 was recorded for the 250,000 common shares released to a consultant. The remaining shares will be recorded as shares are released. Subsequent to September 30, 2005, the Company released a further 2,100,000 common shares to consultants. The
Company has requested the return of 1,764,000 common shares to treasury due to the rescission of the license agreement (Note 3).

Note 8	INCOME TAXES

The Company has losses for tax purposes totalling $671,648 which may be applied against future taxable income. These losses begin to expire in 2025. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Stated in US Dollars) - Page 9

Note 8	INCOME TAXES - (cont'd)

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

                                           2005         2004
                                          -----         -----
Tax loss carry-forwards                $ 228,360     $  95,846
Valuation allowance                     (228,360)      (95,846)
                                         -------        ------
                                       $       -     $       -
                                       =========     ==========
