Form 10KSB/A
period 2005-09-30
CIMBIX CORP
filed 2006-03-07
CIK 1127007

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

CIMBIX CORPORATION

By:  /s/  ROBERT ROSNER
     ___________________________________
     ROBERT ROSNER, President, CEO and Director
     Date:     March 06, 2006


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ ROBERT ROSNER
     ___________________________________
     Robert Rosner, Chief Executive Officer,
     President and Director
     Date:     March 06, 2006

By:  /s/ RICHARD JORDAN
     ____________________________________
     Richard Jordan, Chief Financial Officer
     Secretary, Treasurer and Director
     Date:     March 06, 2006

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
