Form 10QSB
period 2005-12-31
CIMBIX CORP
filed 2006-03-17
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
                                          December 31, 2005

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

Indicate by check mark whether the registrant is a shell company as
defined in Rule 12b-2 of the Exchange Act.   Yes __  No X

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2005:

                    49,005,372 Shares of Common Stock
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

ITEM 1.    FINANCIAL STATEMENTS

















                         CIMBIX  CORPORATION

                    (A Development Stage Company)

              INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005

                        (Stated in US Dollars)

                            (Unaudited)

                          CIMBIX CORPORATION
                    (A Development Stage Company)
                  INTERIM CONSOLIDATED BALANCE SHEETS
               December 31, 2005 and September 30, 2005
                        (Stated In US Dollars)
                             ( Unaudited)

                                                  December 31,  September 30
                               ASSETS                 2005          2005
                               ------                 ----          ----
Current
  Cash                                             $        38   $    1,206
  Prepaid expenses (Note 6)                             26,398       11,279
                                                    ----------    ---------
                                                        26,436       12,485

Advance on asset purchase agreement (Note 3)            50,000       50,000
                                                     ---------    ---------
                                                    $   76,436   $   62,485
                                                    ==========   ==========

                           LIABILITIES
                           -----------
Current
  Accounts payable (Note 5)                         $  169,636   $  132,028
  Promissory notes payable (Notes 5 and 6)              65,351       63,838
  Due to related parties (Note 5)                       24,361       24,146
                                                    ----------    ---------
                                                       259,348      220,012

                    STOCKHOLDER'S DEFICIENCY
                    ------------------------
Capital Stock (Note 6)
  Authorized:
  100,000,000 common shares, par value of $0.0001
   20,000,000 preferred shares, par value of $0.0001
              redeemable at $0.005
  Issued and outstanding:
   49,005,372 common shares (September 30, 2005:         4,901        4,867
              48,669,372 shares)
        2,501 preferred shares (September 30, 2005:          1            1
              2,501 shares)
Donated capital                                         11,250       11,250
Additional paid-in capital                             513,089      498,003
Deficit accumulated during the development stage      (712,153)    (671,648)
                                                    ----------    ----------
                                                      (182,912)    (157,527)
                                                    ----------    ----------
                                                    $   76,436    $  62,485
                                                    ==========    =========

                     SEE ACCOMPANYING NOTES



                         CIMBIX CORPORATION
                    (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three months ended December 31, 2005 and 2004 and For the period August 17, 2000 (Date of Inception) to December 31, 2005
                        (Stated In US Dollars)
                             (Unaudited)

                                                                      August 17, 2000
                                                Three months ended (Date of Inception)
                                                   December 31,       to December 31
                                               2005           2004         2005
-------------------------------------------------------------------------------------
Revenues                                   $        -     $        -     $    9,500

Expenses
  Consulting fees                               7,215          8,665        161,128
  Management fees (Note 4)                     18,750         22,500        224,000
  Professional fees                             8,475          2,674        112,226
  Incorporation costs                               -              -          2,005
  Donated services                                  -              -         11,250
  General and administrative (Note 4)           6,065          3,373         55,603
  Settlement of accounts payable                    -              -         (3,250)
  License written off                               -              -         35,000
  Website development costs                         -              -          8,700
                                              --------      ---------       --------
                                               40,505         37,212        606,662
                                              -------       ---------       --------

Loss from continuing operations               (40,505)       (37,212)      (597,162)

Gain(loss) from discontinued operations
    (Schedule 1)                                    -        (22,601)      (114,991)
                                              -------       ---------       -------
Net loss for the period                    $ (40,505)    $   (59,813)     $(712,153)
                                           ==========     ===========    ===========

Basic and diluted loss per share from
    Continuing operations                  $    (0.00)    $     (0.04)

Basic and diluted income(loss) per share
    From discontinued operations           $     0.00     $     (0.03)

Weighted Average Number of
     Common Shares Outstanding              48,837,372        872,676

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended December 31, 2005 and 2004 and
  For the period August 17, 2000 (Date of Inception) to December 31, 2005
                        (Stated In US Dollars)
                             (Unaudited)

                                                                    August 17, 2000
                                             Three months ended (Date of Inception)
                                                  December 31,      to December 31,
                                             2005           2004         2005
-----------------------------------------------------------------------------------
Operating Activities
 Loss from continuing operations            $ (40,505)   $  (37,212)    $ (597,162)
 Adjustments to reconcile loss to cash
 Used by operating activities:
   Donated services                                 -             -         11,250
   Website development costs                        -             -          8,700
   Shares issued for services                       -         5,000         95,700
 Changes in non-cash working capital items:
   Prepaid expenses                                 -             -            (28)
   Accounts payable                            37,609        30,687        169,636
                                           ----------    -----------   -----------
                                               (2,896)       (1,525)      (311,904)

Investing Activities
 License payment advanced                           -             -        (50,000)
 Advances to subsidiaries                           -             -       (115,091)
 Website development costs                          -             -         (8,700)
 Proceeds from disposition of subsidiaries          -             -            100
                                             ----------     -----------    --------
                                                    -             -       (173,691)

Financing Activities
 Common stock issued for cash                       -             -        395,921
 Promissory notes payable                       1,513             -         65,351
 Increase(decrease) due to related parties        215          2,500        24,361
                                             ----------     ----------    ---------
                                                1,728          2,500       485,633

Increase(decrease) in cash during the
 Period                                        (1,168)           975            38

Cash, beginning of the period                   1,206            119            -
                                            ----------      ----------    ---------
Cash, end of the period                     $      38      $   1,094      $     38
                                            ==========      ==========    =========

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIENCY) For the period August 17, 2000 (Date of Inception) to December 31, 2005
                        (Stated In US Dollars)
                            (Unaudited)

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

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIENCY) For the period August 17, 2000 (Date of Inception) to December 31, 2005
                        (Stated In US Dollars)
                            (Unaudited)

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

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIENCY) For the period August 17, 2000 (Date of Inception) to December 31, 2005
                        (Stated In US Dollars)
                            (Unaudited)

                                        COMMON STOCK          PREFERRED STOCK                        DEFICIT
                               ------------------------------  --------------                       ACCUMULATED
                                NUMBER             SHARE       NUMBER                  ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           DONATED    PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    CAPITAL      STAGE      TOTAL
                              ----------------------------------------------------------------------------------------
Balance, September 30, 2003      254,372 $    25  $       -     2,501 $  1  $      -  $ 256,094  $(365,225) $ (109,105)
Issue of common shares             5,000       1          -         -    -         -     49,999          -      50,000
Issue of common shares           600,000      60          -         -    -         -     29,940          -      30,000
Net loss for the year                  -       -          -         -    -         -          -   (227,180)   (227,180)
                                --------  -------  ----------  -------  ---   -------  ---------  ---------  ---------
Balance, September 30, 2004      859,372 $    86  $       -     2,501 $  1  $      -  $ 336,033  $(592,405) $ (256,285)
Issue of common shares           160,000      16          -         -    -         -        484          -         500
Issue of common shares        36,000,000   3,600          -         -    -         -     86,400          -      90,000
Issue of common shares         8,960,000     896          -         -    -         -     94,304          -      95,200
Issue of common shares         2,440,000     244          -         -    -         -    121,756          -     122,000
Disposal of MBG USA, Inc.             -        -          -         -    -    11,250   (152,199)         -    (140,949)
Net loss for the year                 -        -          -         -    -         -          -    (79,243)    (79,243)
                              ----------   ------    --------   ------  ---  -------   ---------   ---------   -------
Balance, September 30, 2005   48,669,372 $ 4,867  $       -     2,501 $  1  $ 11,250  $ 498,003  $(671,648)  $(157,527)
Issue of common shares           336,000      34          -         -    -         -     15,086          -      15,120
Net loss for the period                -       -          -         -    -         -          -    (40,505)    (40,505)
                              ----------  ------    ---------   ------  ----  ------   --------   ---------    --------
                              49,005,372 $ 4,901   $      -     2,501 $  1  $ 11,250  $ 513,089  $(712,153)  $(182,912)
                              ==========  ======     ========   =====  ====  =======  =========   =========   =========


                                                           Schedule 1

                          CIMBIX CORPORATION
                    (A Development Stage Company)
             INTERIM STATEMENTS OF DISCONTINUED OPERATIONS
         For the three months ended December 31, 2005 and 2004
                        (Stated In US Dollars)
                            (Unaudited)

                                                         2005          2004
                                                         ----          ----
Expenses
  Bank charges                                        $       -     $     101
  Management fees (Note 4)                                    -        22,500
                                                       --------      --------
                                                              -        22,601
                                                       --------      --------

Loss from discontinued operations before              $       -      $(22,601)
                                                       ========      ========

















                     SEE ACCOMPANYING NOTES

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)
(Unaudited)


Note 1	Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2005 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2005 annual financial statements.

Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ended September 30, 2006.

Note 2	Nature and Continuance of Operations

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $712,153 since its inception, has a working capital deficiency of $232,912 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 2

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

This agreement is subject to a 20% royalty on net profits.

Note 4	Related Party Transactions

During the three months period ended December 31, 2005, directors of the Company and the spouse of a director of the Company charged the following expenses to the Company:

                                          2005          2004
                                         ------        ------
General and administrative
  Administrative fees                    $  3,000      $      -
  Interest                                    756             -
Management fees                            18,750        22,500
Management fees - discontinued
                  Operations                    -        22,500
                                         --------      --------
                                         $ 22,506      $ 45,000

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 3


Note 4  Related Party Transactions - (Cont'd)

Included in promissory notes payable at December 31, 2005 is $112,709 owing to directors and former directors of the Company and to the spouse of a director of the Company in respect to unpaid management and administrative fees (September 30, 2005 - $90,959).

Included in promissory notes payable at December 31, 2005 is $33,756 due to a director of the Company (September 30, 2005 - $33,000).

Amounts due to related parties are due to directors and former directors of the Company and to the spouse of a director of the Company in respect to advances made to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

During the year ended September 30, 2005, directors of the Company purchased 5,600,000 common shares of the Company for $14,000.


Note 5	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum. They are due as follows:

                                       December 31,   September 30,
                                            2005           2005
                                       -----------     -----------
January 28, 2006                        $  33,756      $  33,000
June 20, 2006                              31,595         30,838
                                        ----------     ----------
                                        $  65,351      $  63,838
                                        =========      =========

The note due June 20, 2006 provides the note holder the right to convert the note and accrued interest into common shares of the Company at the maturity date at a price per share based on 20% below average market bid price.

On January 28, 2006, the note due January 28, 2006 was extended until January 28, 2007.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 4


Note 6	Capital Stock - Notes 3 and 5

Commitments:

Share Purchase Warrants

At December 31, 2005, there were 38,760 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $2.50 until April 8, 2008.

S-8 Shares

Pursuant to agreements dated June 20, 2005, the Company agreed to issue 8,000,000 common shares at $0.045 per share to six consultants for consulting services with respect to Petsmobility, Inc. At December 31, 2005, 5,650,000 common shares were being held by the Company to be released in the future as work is performed. At December 31, 2005, prepaid expenses contain $26,370 which was recorded for the 586,000 common shares released to consultants and is included in prepaid expenses. The Company has requested the return of 1,764,000 common shares to treasury due to the rescission of the license agreement (Note 3).

Note 7  Non-cash Transaction

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended December 31, 2005, the Company issued 336,000 common shares at $0.045 per share totaling $15,120 to consultants for prepaid consulting services. This transaction was excluded from the statements of cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Cimbix Corporation (the "Company," "we," "us" or
"our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2005. This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION

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

(b) Changes in internal control over financial reporting.
There were no significant changes in our internal control over financial reporting during the first quarter of our most recent quarter ended December 31, 2005 that materially has affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------
 16.1              Change of Certifying Accountant (1)
 31.1              Certification 302 of Chief Executive Officer (4)
 31.2              Certification 302 of Chief Financial Officer (4)
 32.1              Certification 906 of Chief Executive Officer (4)
 32.2              Certification 906 of Chief Financial Officer (4)
 99.1              License Agreement between the Company and On4
                   Communications Inc., formerly Petsmobility
                   Network (Canada) Inc. (3)
 99.2              Asset Purchase Agreement between the Company,
                   Petsmobility Inc. and On4 Communications, Inc.
 99.3              Rescission Agreement between the Company and
                   On4 Communications, Inc. (2)
 99.4              Articles of Correction (2)


(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated January 30, 2006.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated February 6, 2006.
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 17, 2005.
(4)     Filed herewith

(b)	Reports on Form 8-K

On January 30, 2006, we reported with the Securities and Exchange
Commission that the Company engaged Amisano Hanson, Chartered Accountants as its new certifying accountants

On February 6, 2006 we reported with the Securities and Exchange
Commission that the Company entered into an Asset Purchase Agreement with On4 Communications Inc. and mutually rescinded its License Agreement dated June 16, 2005 with On4 Communications, Inc.

On February 6, 2006, we reported with the Securities and Exchange
Commission that the Company have not acted on the information statement filed on July 8, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	March 17, 2006       /s/ Robert Rosner
                             ----------------------
                               Robert Rosner
                               Chairman of the Board
                               Chief Executive Officer