Form 10QSB
period 2006-03-31
CIMBIX CORP
filed 2006-05-19
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
                                             March 31, 2006

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2006:

                    49,005,372 Shares of Common Stock
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

ITEM 1.    FINANCIAL STATEMENTS

















                         CIMBIX  CORPORATION

                    (A Development Stage Company)

              INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2006

                        (Stated in US Dollars)

                            (Unaudited)

                          CIMBIX CORPORATION
                    (A Development Stage Company)
                  INTERIM CONSOLIDATED BALANCE SHEETS
               March 31, 2006 and September 30, 2005
                        (Stated In US Dollars)
                             ( Unaudited)

                                                     March 31,  September 30
                               ASSETS                  2006          2005
                               ------                  ----          ----
Current
  Cash                                              $        38   $    1,206
  Prepaid expenses (Note 6)                              26,398       11,279
                                                     ----------    ---------
                                                         26,436       12,485

Advance on asset purchase agreement (Note 3)             50,000       50,000
                                                      ---------    ---------
                                                     $   76,436   $   62,485
                                                     ==========   ==========

                           LIABILITIES
                           -----------
Current
  Accounts payable and accrued liabilities (Note 5)  $  195,801   $  132,028
  Promissory notes payable (Notes 5 and 6)               66,830       63,838
  Due to related parties (Note 5)                        39,450       24,146
                                                      ---------    ---------
                                                        302,081      220,012

                    STOCKHOLDER'S DEFICIENCY
                    ------------------------
Capital Stock (Note 6)
  Authorized:
  100,000,000 common shares, par value of $0.0001
   20,000,000 preferred shares, par value of $0.0001
              redeemable at $0.005
  Issued and outstanding:
   49,005,372 common shares (September 30, 2005:          4,901        4,867
              48,669,372 shares)
        2,501 preferred shares (September 30, 2005:           1            1
              2,501 shares)
Donated capital                                          11,250       11,250
Additional paid-in capital                              513,089      498,003
Deficit accumulated during the development stage       (754,886)    (671,648)
                                                      ----------    ----------
                                                       (225,645)    (157,527)
                                                      ----------    ----------
                                                     $   76,436    $  62,485
                                                     ==========    =========

                     SEE ACCOMPANYING NOTES



                         CIMBIX CORPORATION
                    (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three and six months ended March 31, 2006 and 2005 and for the period August 17, 2000 (Date of Inception) to March 31, 2006
                        (Stated In US Dollars)
                             (Unaudited)


                                                                                   AUGUST 17,
                                                                                2000 (DATE OF
                                   THREE MONTHS ENDED      SIX MONTHS ENDED     INCEPTION) TO
                                         MARCH 31               MARCH 31             MARCH 31
                                     2006        2005        2006        2005            2005
---------------------------------------------------------------------------------------

Revenue                            $       0          0           0            0   $    9,500

Expenses
 Consulting fees                      10,933    106,560      18,148	 115,225   $  172,061
 Management fees (Note 5)             18,750     22,500      37,500       45,000      242,750
 Professional fees                     8,164      6,579      16,639        9,253      120,390
 Incorporation costs                       -          -           -            -        2,005
 Donated services                          -          -           -            -       11,250
 General and administration
    (Note 5)                           3,406     (2,375)      7,959          998       53,659
 Interest (Note 5)                     1,480        750       2,992        1,500        6,830
 Settlement of accounts payable            -          -           -            -       (3,250)
 License written off                       -          -           -            -       35,000
 Website development costs                 -          -           -            -        8,700
                                    --------    -------      -------     -------    ----------
                                      42,733    142,714      83,238      180,676      649,395
                                    --------    -------      ------      -------      --------

Loss from continuing operations      (42,733)  (142,714)    (83,238)    (180,676)    (639,895)

Gain(loss) from discontinued
  operations - Schedule 1                  -    211,307           -      188,706     (114,991)
                                    ---------  ---------    --------    ---------    ---------
Net income(loss) for the period    $ (42,733)    68,593    $(83,238)       8,030   $ (754,886)
                                   ==========  =========   =========    ========   ===========

Basic and diluted income per
  share from continuing
  operations                       $   (0.00)  $  (0.01)   $  (0.00)   $  (0.02)
                                   ==========  =========   =========   =========

Basic and diluted income per
  share from discontinued
  operations                       $       -   $   0.01    $      -    $   0.02
                                   ==========  =========   =========   =========

Weighted average number of
  shares outstanding               49,005,372  15,609,594  48,920,449   8,159,592
                                   ==========  ==========  ==========  ==========




                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the six months ended March 31, 2006 and 2005 and for the period August 17, 2000 (Date of Inception) to March 31, 2006
                        (Stated In US Dollars)
                             (Unaudited)

                                                                      August 17, 2000
                                               Three months ended (Date of Inception)
                                                    March 31,            to March 31,
                                               2006           2005            2006
-----------------------------------------------------------------------------------
Operating Activities
 Loss from continuing operations             $ (83,238)   $  (180,676)    $ (639,895)
 Adjustments to reconcile loss to cash
 Used by operating activities:
   Donated services                                  -              -         11,250
   Website development costs                         -          8,700          8,700
   Shares issued for services                        -         95,700         95,700
 Changes in non-cash working capital items:
   Prepaid expenses                                  -            (70)           (28)
   Accounts payable and accrued liabilities     63,774        (18,317)       192,301
                                             ----------    -----------   -----------
                                               (19,464)       (94,663)      (331,972)

Investing Activities
 License payment advanced                            -              -        (50,000)
 Advances to subsidiaries                            -        (65,091)      (115,091)
 Website development costs                           -              -         (8,700)
 Proceeds from disposition of subsidiaries           -            100            100
                                              ----------   -----------    ----------
                                                     -        (64,991)      (173,691)

Financing Activities
 Common stock issued for cash                        -         90,000        395,921
 Promissory notes payable                        2,992         31,500         66,830
 Increase(decrease) due to related parties      15,304         40,788         42,950
                                              ----------    ----------    ---------
                                                18,296        162,288        505,701

Increase(decrease) in cash during the
 Period                                        (1,168)          2,634             38

Cash, beginning of the period                   1,206             119              -
                                            ----------      ----------     ---------
Cash, end of the period                     $      38      $    2,753      $      38
                                            ==========      ==========     =========

                     SEE ACCOMPANYING NOTES

                                                                Schedule 1

                          CIMBIX CORPORATION
                    (A Development Stage Company)
             INTERIM STATEMENTS OF DISCONTINUED OPERATIONS
         For the three and six months ended March 31, 2006 and 2005
                        (Stated In US Dollars)
                            (Unaudited)

                                               Three months ended     Six months ended
                                                   March 31,             March 31,
                                              2006         2005      2006         2005
-------------------------------------------------------------------------------------

Expenses
  Bank charges                             $       -    $     (30)  $       -  $      71
  Management fees (note 5)                         -       22,500           -     45,000
                                           ---------    ---------   ---------   --------
                                                   -       22,470           -     45,071
                                           ---------    ---------   ---------   --------

Loss from discontinued operations
 before other item                                 -      (22,470)          -    (45,071)

Other item
 Gain on disposal of subsidiaries (note 4)         -      233,777           -    233,777
                                           ---------    ----------  ---------    -------

Gain from discontinued operations          $       -    $ 211,307   $       -  $ 188,706
                                           =========    =========   =========  =========



                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  For the period August 17, 2000 (Date of Inception) to March 31, 2006
                        (Stated In US Dollars)
                            (Unaudited)

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

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  For the period August 17, 2000 (Date of Inception) to March 31, 2006
                        (Stated In US Dollars)
                            (Unaudited)

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

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  For the period August 17, 2000 (Date of Inception) to March 31, 2006
                        (Stated In US Dollars)
                            (Unaudited)

                                        COMMON STOCK          PREFERRED STOCK                        DEFICIT
                               ------------------------------  --------------                       ACCUMULATED
                                NUMBER             SHARE       NUMBER                  ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           DONATED    PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    CAPITAL      STAGE      TOTAL
                              ----------------------------------------------------------------------------------------
Balance, September 30, 2003      254,372 $    25  $       -     2,501 $  1  $      -  $ 256,094  $(365,225) $ (109,105)
Issue of common shares             5,000       1          -         -    -         -     49,999          -      50,000
Issue of common shares           600,000      60          -         -    -         -     29,940          -      30,000
Net loss for the year                  -       -          -         -    -         -          -   (227,180)   (227,180)
                                --------  -------  ----------  -------  ---   -------  ---------  ---------  ---------
Balance, September 30, 2004      859,372 $    86  $       -     2,501 $  1  $      -  $ 336,033  $(592,405) $ (256,285)
Issue of common shares           160,000      16          -         -    -         -        484          -         500
Issue of common shares        36,000,000   3,600          -         -    -         -     86,400          -      90,000
Issue of common shares         8,960,000     896          -         -    -         -     94,304          -      95,200
Issue of common shares         2,440,000     244          -         -    -         -    121,756          -     122,000
Disposal of MBG USA, Inc.             -        -          -         -    -    11,250   (152,199)         -    (140,949)
Net loss for the year                 -        -          -         -    -         -          -    (79,243)    (79,243)
                              ----------   ------    --------   ------  ---  -------   ---------   ---------   -------
Balance, September 30, 2005   48,669,372 $ 4,867  $       -     2,501 $  1  $ 11,250  $ 498,003  $(671,648)  $(157,527)
Issue of common shares           336,000      34          -         -    -         -     15,086          -      15,120
Net loss for the period                -       -          -         -    -         -          -    (83,238)    (83,238)
                              ----------  ------    ---------   ------  ----  ------   --------   ---------    --------
                              49,005,372 $ 4,901   $      -     2,501 $  1  $ 11,250  $ 513,089  $(754,886)  $(225,645)
                              ==========  ======     ========   =====  ====  =======  =========   =========   =========


                        CIMBIX CORPORATION
                 (A Development Stage Company)
         NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2006
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

Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ended September 30, 2006.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $754,886 since its inception, has a working capital deficiency of $275,645 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in US Dollars) - Page 2


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


Note 4  Discontinued Operations

On March 31, 2005, the Company disposed of its wholly-owned subsidiary, Milennium Business Group USA, Inc. ("MBG") and its inactive subsidiary, Advanced Dental Technologies Inc. The subsidiaries were sold to an unrelated party for proceeds of $100. The loss related to MBG's operations has been disclosed up to the date of disposal as loss from discontinued operations.

The gain on disposal of the MBG shares was determined as follows:

Proceeds on disposal of subsidiary                  $      100

Net asset deficiency of subsidiary:
  Prepaid expenses                                      33,500
  Patents                                                   20
  Accounts payable                                     (90,943)
  Due to related parties                               (35,304)
  Paid in capital                                     (140,950)
                                                    -----------
                                                      (233,677)

                                                    -----------

Gain on disposal of subsidiary                      $ (233,777)
                                                    ===========

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 36, 2005
(Stated in US Dollars) - Page 3

Note 5  Related Party Transactions

During the three and six month periods ended March 31, 2006 and 2005, directors of the Company and the spouse of a director of the Company charged the following expenses:

                                               Three months ended     Six months ended
                                                   March 31,             March 31,
                                              2006         2005      2006         2005
-------------------------------------------------------------------------------------

Expenses
  General and administrative               $   3,000    $       -   $   6,000  $      -
  Interest                                       740          750       1,496     1,500
  Management fees                             18,750       22,500      37,500    45,000
  Management fees - discontinued
                    operations                     -       22,500           -    45,000
                                           ---------    ---------   ---------   --------
                                           $  22,490    $  45,750   $  44,996  $ 91,500
                                           ---------    ---------   ---------   --------


Included in promissory notes payable at March 31, 2006 is $34,460 owing to directors and former directors of the Company and to the spouse of a director of the Company in respect to unpaid management and administrative fees (September 30, 2005 - $90,959).

Included in promissory notes payable at March 31, 2006 is $34,496 due to a director of the Company (September 30, 2005 - $33,000).

Amounts due to related parties are due to directors and former directors of the Company and to the spouse of a director of the Company in respect to advances made to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.


Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum. They are due as follows:

                                         March 31,   September 30,
                                            2006           2005
                                       -----------     -----------
June 20, 2006                           $  32,334      $  30,838
January 28, 2007                           34,496         33,000
                                        ----------     ----------
                                        $  66,830      $  63,838
                                        =========      =========

The note due June 20, 2006 provides the note holder the right to convert the note and accrued interest into common shares of the Company at the maturity date at a price per share based on 20% below average market bid price.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Stated in US Dollars) - Page 4



Note 6	Capital Stock - Notes 3 and 5

Commitments:

Share Purchase Warrants

At December 31, 2005, there were 38,760 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $2.50 until April 8, 2008.

S-8 Shares

Pursuant to agreements dated June 20, 2005, the Company agreed to issue 8,000,000 common shares at $0.045 per share to six consultants for consulting services with respect to Petsmobility, Inc. At December 31, 2005, 5,650,000 common shares were being held by the Company to be released in the future as work is performed. At December 31, 2005, prepaid expenses contain $26,370 which was recorded for the 586,000 common shares released to consultants and is included in prepaid expenses. The Company has requested the return of 1,764,000 common shares to treasury due to the rescission of the license agreement (Note 3). Subsequent to March 31, 2006, the Company received 715,000 common shares to return to treasury.

Note 7  Non-cash Transaction

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the three months ended March 31, 2006, the Company issued 336,000 common shares at $0.045 per share totaling $15,120 to consultants for prepaid consulting services. This transaction was excluded from the statements of cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Cimbix Corporation (the "Company," "we," "us" or
"our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended March 31, 2006. This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION

The focus of our business is to utilize the functionality of the PetsMo Website to develop interactive customer databases and mailing lists and allow non-pet related companies access to this well defined consumer segment. This cross collaborative market segmentation approach makes sense as it allows for industry partners to cross-pollinate within and amongst their respective customer bases and to take advantage of economies of scales potentially reducing related marketing and advertising costs related to customer acquisition. As well, we are also continuously investigating new business opportunities and ventures to enhance or further develop our business activities.

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

DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

The asset purchase agreement that we entered into on January 30, 2006 has not been finalized. Certain conditions have not been met and we are attempting to resolve these circumstances. As such, the Company has not issued any shares to On4 Communications, Inc. pending closing on the asset purchase agreement. As part of the arrangement, On4 has committed to provide operational and key management personnel to develop the PetsMo business.

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

We have hired consultants to address the viability, research, development and market of our then, exclusive worldwide license agreement with On4. Our objective was to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams. Since the license agreement was mutually rescinded and a new asset purchase agreement was entered into, we will need to re-organize the Company's initiatives. Only two of the consultants provided very minimal services and we
decided to terminate the consulting agreements.   Each consultant was
provided written notice to terminate the consulting arrangements.   The
Company will be canceling 7,414,000 common shares of the 8,000,000 common shares issued. As at May 17, 2006, 6,365,000 common shares (March
31, 2006 - 5,650,000 common shares) were being held by the Company. The Company has requested the return of the remaining 1,049,000 common shares.

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

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than than disclosed elsewhere in this report. The Company continues to seek business opportunities to either complement or accentuate its current business initiatives.

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


Cimbix Corporation


Date:	May 19, 2006       /s/ Robert Rosner
                             ----------------------
                               Robert Rosner
                               Chairman of the Board
                               Chief Executive Officer