Form 10QSB
period 2006-06-30
CIMBIX CORP
filed 2006-08-14
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:
                                             June 30, 2006

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

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2006:

                    49,005,372 Shares of Common Stock
                --------------------------------------------

Transitional Small Business Disclosure Format: Yes __ No X

ITEM 1.    FINANCIAL STATEMENTS

















                         CIMBIX  CORPORATION

                    (A Development Stage Company)

              INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2006

                        (Stated in US Dollars)

                            (Unaudited)

                          CIMBIX CORPORATION
                    (A Development Stage Company)
                  INTERIM CONSOLIDATED BALANCE SHEETS
               June 30, 2006 and September 30, 2005
                        (Stated In US Dollars)
                             ( Unaudited)

                                                     June 30,    September 30
                               ASSETS                  2006          2005
                               ------                  ----          ----
Current
  Cash                                              $        38   $    1,206
  Prepaid expenses (Note 6)                                  29       11,279
                                                     ----------    ---------
                                                             67       12,485

Advance on asset purchase agreement (Note 3)                  -       50,000
                                                      ---------    ---------
                                                     $       67   $   62,485
                                                     ==========   ==========

                           LIABILITIES
                           -----------
Current
  Accounts payable and accrued liabilities (Note 5)  $  213,739   $  132,028
  Promissory notes payable (Notes 5 and 6)               68,326       63,838
  Due to related parties (Note 5)                        52,114       24,146
                                                      ---------    ---------
                                                        334,179      220,012

                    STOCKHOLDER'S DEFICIENCY
                    ------------------------
Capital Stock (Note 6)
  Authorized:
  100,000,000 common shares, par value of $0.0001
   20,000,000 preferred shares, par value of $0.0001
              redeemable at $0.005
  Issued and outstanding:
   49,005,372 common shares (September 30, 2005:          4,901        4,867
              48,669,372 shares)
        2,501 preferred shares (September 30, 2005:           1            1
              2,501 shares)
Donated capital                                          11,250       11,250
Additional paid-in capital                              513,089      498,003
Deficit accumulated during the development stage       (863,353)    (671,648)
                                                      ----------    ----------
                                                       (334,112)    (157,527)
                                                      ----------    ----------
                                                     $       67    $  62,485
                                                     ==========    =========

                     SEE ACCOMPANYING NOTES



                         CIMBIX CORPORATION
                    (A Development Stage Company)
             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three and nine months ended June 30, 2006 and 2005 and for the period August 17, 2000 (Date of Inception) to June 30, 2006
                        (Stated In US Dollars)
                             (Unaudited)


                                                                                   AUGUST 17,
                                                                                2000 (DATE OF
                                   THREE MONTHS ENDED      NINE MONTHS ENDED    INCEPTION) TO
                                         JUNE 30                 JUNE 30             JUNE 30,
                                     2006        2005        2006        2005            2006
---------------------------------------------------------------------------------------

Revenue                            $       0          0           0            0   $    9,500

Expenses
 Consulting fees                      29,740      2,480      47,888	 117,705   $  201,801
 Management fees (Note 5)             18,750     22,500      56,250       67,500      261,500
 Professional fees                     4,972      2,886      21,611       12,140      125,362
 Incorporation costs                       -          -           -            -        2,005
 Donated services                          -          -           -            -       11,250
 General and administration
    (Note 5)                           3,510      6,329      11,468        7,327       57,168
 Interest (Note 5)                     1,496        826       4,488        2,326        8,326
 Settlement of accounts payable            -          -           -            -       (3,250)
 Advance written off (Note 3)         50,000          -      50,000            -       50,000
 License written off                       -          -           -            -       35,000
 Website development costs                 -          -           -        8,700        8,700
                                    --------    -------      -------     -------    ----------
                                     108,468     35,021     191,705      215,698      757,862
                                    --------    -------      ------      -------      --------

Loss from continuing operations     (108,468)   (35,021)   (191,705)    (215,698)    (748,362)

Gain(loss) from discontinued
  operations - Schedule 1                  -          -           -      188,706     (114,991)
                                    ---------  ---------    --------    ---------    ---------
Net income(loss) for the period    $(108,468)   (35,021)   $(109,705)    (26,992)   $(863,353)
                                   ==========  =========   =========    ========   ===========

Basic and diluted income per
  share from continuing
  operations                       $   (0.00)  $  (0.00)   $  (0.00)   $  (0.01)
                                   ==========  =========   =========   =========

Basic and diluted income per
  share from discontinued
  operations                       $       -   $      -    $      -    $   0.01
                                   ==========  =========   =========   =========

Weighted average number of
  shares outstanding               49,005,372  46,140,251  48,948,757   20,819,812
                                   ==========  ==========  ==========  ==========




                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the nine months ended June 30, 2006 and 2005 and for the period August 17, 2000 (Date of Inception) to June 30, 2006
                        (Stated In US Dollars)
                             (Unaudited)

                                                                     August 17, 2000
                                               Nine months ended  (Date of Inception)
                                                    June 30,             to June 30,
                                               2006           2005            2006
-----------------------------------------------------------------------------------
Operating Activities
 Loss from continuing operations             $ (191,705)  $  (215,698)   $ (748,362)
 Adjustments to reconcile loss to cash
 Used by operating activities:
   Donated services                                  -              -        11,250
   Website development costs                         -          8,700         8,700
   Advance written-off                           50,000             -        50,000
   Shares issued for services                    26,370        95,700       122,700
 Changes in non-cash working capital items:
   Prepaid expenses                                  -            (29)          (29)
   Accounts payable and accrued liabilities      81,711        12,120       213,739
                                             ----------    -----------   -----------
                                                (33,624)      (99,207)     (342,632)

Investing Activities
 License payment advanced                            -        (50,000)      (50,000)
 Advances to subsidiaries                            -        (65,091)     (115,091)
 Website development costs                           -              -        (8,700)
 Proceeds from disposition of subsidiaries           -            100           100
                                              ----------   -----------    ----------
                                                     -       (114,991)     (173,691)

Financing Activities
 Common stock issued for cash                        -        212,000        395,921
 Promissory notes payable                        4,488         62,326         68,326
 Increase(decrease) due to related parties      27,968        (59,516)        52,114
                                              ----------    ----------    ---------
                                                32,456        214,810        516,361

Increase(decrease) in cash during the
 Period                                        (1,168)            612            38

Cash, beginning of the period                   1,206             119             -
                                            ----------      ----------     ---------
Cash, end of the period                     $      38      $      731      $     38
                                            ==========      ==========     =========

                     SEE ACCOMPANYING NOTES

                                                                Schedule 1

                          CIMBIX CORPORATION
                    (A Development Stage Company)
             INTERIM STATEMENTS OF DISCONTINUED OPERATIONS
         For the three and nine months ended June 30, 2006 and 2005
                        (Stated In US Dollars)
                            (Unaudited)

                                               Three months ended     Nine months ended
                                                   June 30,               June 30,
                                              2006         2005      2006         2005
-------------------------------------------------------------------------------------

Expenses
  Bank charges                             $       -    $       -  $       -   $     71
  Management fees (note 5)                         -            -          -     45,000
                                           ---------    ---------   ---------   --------
                                                   -            -          -     45,071
                                           ---------    ---------   ---------   --------

Loss from discontinued operations
 before other item                                 -            -          -    (45,071)

Other item
 Gain on disposal of subsidiaries (note 4)         -            -          -    233,777
                                           ---------    ----------  ---------    -------

Gain from discontinued operations          $       -    $       -   $      -   $188,706
                                           =========    =========   =========  =========



                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  For the period August 17, 2000 (Date of Inception) to June 30, 2006
                        (Stated In US Dollars)
                            (Unaudited)

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

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  For the period August 17, 2000 (Date of Inception) to June 30, 2006
                        (Stated In US Dollars)
                            (Unaudited)

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

                     SEE ACCOMPANYING NOTES

                         CIMBIX CORPORATION
                    (A Development Stage Company)
     INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
  For the period August 17, 2000 (Date of Inception) to June 30, 2006
                        (Stated In US Dollars)
                            (Unaudited)

                                        COMMON STOCK          PREFERRED STOCK                        DEFICIT
                               ------------------------------  --------------                       ACCUMULATED
                                NUMBER             SHARE       NUMBER                  ADDITIONAL   DURING THE
                                  OF             SUBSCRIPTIONS   OF           DONATED    PAID-IN    DEVELOPMENT
                                SHARES    AMOUNT   RECEIVED    SHARES AMOUNT  CAPITAL    CAPITAL      STAGE      TOTAL
                              ----------------------------------------------------------------------------------------
Balance, September 30, 2003      254,372 $    25  $       -     2,501 $  1  $      -  $ 256,094  $(365,225) $ (109,105)
Issue of common shares             5,000       1          -         -    -         -     49,999          -      50,000
Issue of common shares           600,000      60          -         -    -         -     29,940          -      30,000
Net loss for the year                  -       -          -         -    -         -          -   (227,180)   (227,180)
                                --------  -------  ----------  -------  ---   -------  ---------  ---------  ---------
Balance, September 30, 2004      859,372 $    86  $       -     2,501 $  1  $      -  $ 336,033  $(592,405) $ (256,285)
Issue of common shares           160,000      16          -         -    -         -        484          -         500
Issue of common shares        36,000,000   3,600          -         -    -         -     86,400          -      90,000
Issue of common shares         8,960,000     896          -         -    -         -     94,304          -      95,200
Issue of common shares         2,440,000     244          -         -    -         -    121,756          -     122,000
Disposal of MBG USA, Inc.             -        -          -         -    -    11,250   (152,199)         -    (140,949)
Net loss for the year                 -        -          -         -    -         -          -    (79,243)    (79,243)
                              ----------   ------    --------   ------  ---  -------   ---------   ---------   -------
Balance, September 30, 2005   48,669,372 $ 4,867  $       -     2,501 $  1  $ 11,250  $ 498,003  $(671,648)  $(157,527)
Issue of common shares           336,000      34          -         -    -         -     15,086          -      15,120
Net loss for the period                -       -          -         -    -         -          -   (191,705)   (191,705)
                              ----------  ------    ---------   ------  ----  ------   --------   ---------    --------
                              49,005,372 $ 4,901   $      -     2,501 $  1  $ 11,250  $ 513,089  $(863,353)  $(334,112)
                              ==========  ======     ========   =====  ====  =======  =========   =========   =========


                        CIMBIX CORPORATION
                 (A Development Stage Company)
         NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 2006
                     (Stated in US Dollars)
                          (Unaudited)


Note 1	Interim Reporting

While the information presented in the accompanying interim three and nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's September 30, 2005 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's September 30, 2005 annual financial statements.

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ended September 30, 2006.


Note 2	Nature and Continuance of Operations

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company's common shares are publicly traded on the OTC Bulletin Board.

On July 10, 2006, the Company entered into a world wide exclusive license agreement for the right to market and distribute commercial water generator machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products and services (Note 9).

On January 30, 2006, the Company entered into an agreement for the right to market and distribute the PetsCell Technology and PetsMobility brand products and services in the pet industry. By mutual consent, the agreement was terminated as at July 17, 2006 (Note 3).

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars) - Page 2


Note 2	Nature and Continuance of Operations - (cont'd)

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $863,353 since its inception, has a working capital deficiency of $334,112 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.


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

The common shares were never issued and the asset purchase agreement was mutually terminated on July 17, 2006. The Company wrote-off the $50,000 advance during the nine months ended June 30, 2006.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars) - Page 3


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
                                                    ===========



Note 5  Related Party Transactions

During the three and nine month periods ended June 30, 2006 and 2005, directors of the Company and the spouse of a director of the Company charged the following expenses:

                                               Three months ended    Nine months ended
                                                   June 30,             June 30,
                                              2006         2005      2006         2005
-------------------------------------------------------------------------------------

Expenses
  General and administrative               $   3,000    $       -   $   9,000  $      -
  Interest                                       748          750       2,244     2,250
  Management fees                             18,750       22,500      56,250    67,500
  Management fees - discontinued
                    operations                     -            -           -    45,000
                                           ---------    ---------   ---------   --------
                                           $  22,498    $  23,250   $  67,494  $ 114,750
                                           ---------    ---------   ---------   --------


Included in accounts payable and accrued liabilities at June 30, 2006 is $156,209 owing to directors and former directors of the Company and to the spouse of a director of the Company in respect to unpaid management and administrative fees (September 30, 2005 - $90,959).

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars) - Page 4


Note 5  Related Party Transactions (Cont'd)

Included in promissory notes payable at June 30, 2006 is $35,244 due to a director of the Company (September 30, 2005 - $33,000).

Amounts due to related parties are due to directors and former directors of the Company and to the spouse of a director of the Company in respect to advances made to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.


Note 6	Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum. They are due as follows:

                                         June 30,     September 30,
                                            2006           2005
                                       -----------     -----------
August 15, 2006                         $  33,082      $  30,838
January 28, 2007                           35,244         33,000
                                        ----------     ----------
                                        $  68,326      $  63,838
                                        =========      =========

The note due August 15, 2006 provides the note holder the right to convert the note and accrued interest into common shares of the Company at the maturity date at a price per share based on 20% below average market bid price.


Note 7	Capital Stock - Notes 3 and 6

Commitments:

Share Purchase Warrants

At June 30, 2006, there were 38,760 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $2.50 until April 8, 2008.

CIMBIX CORPORATION
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Stated in US Dollars) - Page 5


Note 7	Capital Stock - Notes 3 and 6 (Cont'd)

Commitments:

S-8 Shares

Pursuant to agreements dated June 20, 2005, the Company agreed to issue 8,000,000 common shares at $0.045 per share to six consultants for consulting services with respect to Petsmobility, Inc. At June 30, 2006, 6,365,000 common shares were being held by the Company and were subsequently cancelled on July 18, 2006. The Company requested the return of an additional 1,049,000 common shares for cancellation due to the termination of the Petsmobility license and asset purchase agreement (Note 3). These shares were cancelled on August 11, 2006. The remaining 586,000 common shares which were previously included in prepaid expenses were expensed during the three months ended June 30, 2006.


Note 8  Non-cash Transaction

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the nine months ended June 30, 2006, the Company issued 336,000 common shares at $0.045 per share totaling $15,120 to consultants for prepaid consulting services. In addition, the Company had issued 250,000 common shares at $0.045 per share totaling $11,250 to consultants for services included in prepaid expenses at September 30, 2005 and expensed during the nine months ended June 30, 2006. These transactions were excluded from the statements of cash flows.


Note 9  Subsequent Events - Notes 3 and 7

Exclusive License Agreement

Pursuant to a license agreement dated July 10, 2006, the Company was granted the right to acquire the exclusive world-wide license to market and distribute commercial water generator machines from Wataire Industries Inc. ("Wataire"). As consideration for the licence, the Company issued 10,000,000 common shares to Wataire on July 18, 2006. The license agreement is for a term of 5 years with an option to renew for an additional 5 years.

Private Placement

On August 11, 2006, the Company completed a private placement of 440,000 common shares at $0.25 per share for proceeds of $110,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Cimbix Corporation (the "Company," "we," "us" or
"our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2006. This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained or incorporated by reference herein to reflect future events or developments.

PLAN OF OPERATION

The focus of our business is to fully exploit our exclusive license agreement with Wataire Industries Inc. ("Wataire") by marketing and distributing their commercial water generation machines, currently the CI-2500 model and the CI-5000 model. The water generation machine is a water-from-air technology system developed by a team of specialized technicians incorporating (1) patent pending technologies that control bacterial contamination; (2) exclusive licensing of a turbine technology that eliminates the need for a compressor which reduces manufacturing costs and the size of the units; and (3) the acquisition of a proprietary glycol coolant technology.

The CI-2500 model produces 2,500 liters of clean drinking water per day based on 26.7 degrees Celsius and 60% relative humidity. The CI-5000 model produces 5,000 liters of clean drinking water per day based on
26.7 degrees Celsius and 60% relative humidity. The system provides an independent, safe water source for a wide variety of possible circumstances and scenarios such as mining and petroleum exploration camps, bottled water and beverage manufacturers, food manufacturers, military bases, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations. According to field trials recently held in Belize, the system performed well in a tropical environment producing the required volume of water and achieving acceptable water quality standards. The unit itself is not just climate dependent for its operation and therefore, is economically viable on a global basis. Even though this revolutionary technology is adaptable to almost all kinds of environmental conditions from heavy humidity areas to dry, desert conditions, the commercial/industrial water harvesting equipment works best in the tropics due to the humidity levels, which will produce the highest rate of water production.

The system is comprised of a three stage water treatment system that clean water that meets World Health Organization guidelines at an acceptable energy cost per unit volume of product water. The unit consists of a dehumidifier, an air handler and a condensing apparatus.
The water treatment process is proprietary and may be subject of various patent applications already filed by Wataire or through Wataire's strategic alliance with Canadian Dew Technologies Inc.

The process basically involves taking water vapors from the atmosphere and dehumidifying it into clean, safe, drinking water. Ultraviolet light treatment then eliminates virtually all biological contaminants including bacteria, viruses, pollutants, etc that are in the air. Atmospheric water vapor is an abundant resource that can be used with virtually no negative environmental impacts. However, it is important to note that the machine should be situated in a space that can provide fresh flowing air to the machine intake as it dehumidifies the space. The water-from-air technology has received broad acceptance around the world as a new and sustainable source of potable water. Our target markets for the water-from-air systems are businesses, governments, and people who are situated in the humid tropics. To date, Wataire has sold various units of their atmospheric water generator in over 30 different countries and has received positive response from system users.

To the best of our knowledge, there are no competitors that are as advanced as Wataire in atmospheric water generation. According to Wataire's internal research, there are 10 direct active competitors. Some companies have limited activities while others have entered into strategic alliances with one another. The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors. The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. We expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch new generators and filtration systems at a relatively low cost. In addition, our competitors can and may duplicate many of the products or services offered by our supplier, Wataire.

We believe that there exists a market opportunity for the atmospheric water generators and filtration systems. These technologies can provide an alternative solution to the world's shortage of fresh water and provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are starting to realize and understand the negative health effects of what chemicals like chlorine, used to disinfect water supplies, can do to our human bodies.

We want to be identified as an environmentally sustainable business.
Clean drinking water is becoming a scarce commodity as our population increases. Pollution from sewage, industry, agriculture and acid rain has destroyed surface water reservoirs and aquifers. Water treatment and filtration is poised to be an important humanitarian industry as we learn more about global warming.

REGULATORY ENVIRONMENT

The manufacturing, processing, testing, packaging, labeling and advertising of the products that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the CSA in North
America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health authority and the World Health Organization for Drinking Water. These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, the Company cannot assure that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

CERTIFICATION AND TESTING

All the products that Cimbix sells and plan to sell will go through stringent testing that will have the CSA mark on the products. The CSA Mark is an internationally recognized mark that appears on over 1 billion products worldwide. CSA International is a leader in standards development, certification and testing, and quality management registration. The CSA International marks are accepted by many electrical inspectors, gas inspectors, building inspectors and other governmental authorities that approve projects and products that are sold in Canada, the United States and all over the world. The Company uses the services of CSA
International because they test, certify and ensure that products comply with applicable safety and/or performance standards applicable to the products for the sale in that country. These standards include UL, CSA, ANSI (American National Standards Institute), ASTM, NSF, OSHA
(Occupational Safety and Health Administration under the US Department of Labor), NVLAP (National Voluntary Laboratory Accreditation
Program), SCC (Standards Council of Canada), IAS (International
Accreditation Service Inc.) and others.

Some of the products that CSA International tests and certifies include information technology equipment, laboratory equipment, test and measurement equipment, scientific equipment, medical equipment, HVAC equipment, hazardous location equipment, gas-fired products, lighting products, plumbing products, electronic products, fuel cells and many more. Other applications include EMC (electromagnetic compatibility) emissions, safety of machines, voltage, pressure, gas appliances and medical devices.

At this time, the products carry the markings of CE and we are currently seeking CSA markings for Canada and UL markings for the United States. These markings on the products indicate to governmental officials and consumers that the products may be legally placed on the market in the country for sale. It also indicates that the products met all safety requirements and tests, and such products are in conformity with the applicable standards.

Independent companies are engaged to test the water quality produced by the atmospheric water generators and filtration systems. These companies test for heavy metals, trace metals, microorganisms, color, temperature, pH levels, alkalinity, heterotrophic plate counts and others. To date, many tests have been conducted and the Wataire product met all APHA and US EPA Standards. Copies of test results are available upon request.

RESEARCH AND DEVELOPMENT

The Company does not have its own research and development department and will rely on Wataire to furnish the Company with new technology and improvements on its existing applications, efficiency and theories of the underlying atmospheric water generators and filtration systems. Wataire have already conducted and will conduct further laboratory tests to determine the viability, safety and efficiency of the technologies. The Company tests all the prototypes, products and systems to ensure they meet various manufacturing and regulatory standards. The Company may further test the water produced by the atmospheric generators and filtration systems to ensure that it is in conformity and meets EPA standards. The Company cannot assure that it will develop products that will be approved by any regulatory or safety agency for commercial distribution.


RISK FACTORS

Hiring and retaining key personnel

Our success will be largely dependent on our ability to hire highly qualified personnel with experience in water generators, ultraviolet technology, manufacturing, sales and marketing. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may lose such employees after they are hired. Our failure to hire key personnel when needed would have a significant negative effect on our business.

Dependence on Manufacturing Capabilities and Capacities

The atmospheric water generators and filtration systems are fully functional devices which have been manufactured to commercial and consumer scales. There can be no assurances that this same combination of hardware and technology systems will still be employed for full scale mass production. Thus, things may not function in exactly the same manner as the prototype and the commercially sold device may not have all the anticipated features and benefits of the prototype. Furthermore, given heightened consumer demand for the product and limited manufacturing capabilities, our supplier may not be able to meet the required manufacturing capacities for the generators which in turn could cause a shortage in supply. If we are unsuccessful in addressing these risks, our business will most likely fail.

Market Analysis

Management's market analysis has determined that there is a significant market for our products within certain niche markets of the water industry. These markets are defined by specific customer demographics As a result, the company has utilized various resources in developing and producing marketing and promotional materials which are focused on these market sectors and customers. If the Company's market analysis proves to be incorrect or inaccurate, this could have a negative impact on the Company's ability to successfully commercialize its various products and achieving its anticipated rates of initial market penetration. In turn this could affect the Company's ability to generate anticipated gross sales revenues and ultimately profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are in our early stages of development and face a risk of business failure

We are in our early stages of development and have just starting to seek sales representatives to market, sell and distribute our products. We have no way to evaluate the likelihood that we will be able to operate the business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the technology industry. We recognize that if we are unable to generate significant revenues from our various divisions, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We may not be able to sell our products

In the event that our products are commercially viable, we still may be unable to sell our products. There can be no assurance that we will be able to sell our products at all, or enough at prices to maintain operations.

We may suffer product liability from manufacturing defects

In the event that our products are not successful, we may suffer substantial product liability from mass manufacturing due to defects. We do not currently maintain insurance for our products and product liability resulting from manufacturing defects. However we have agreed to replace all defective products at our expense.

If there is a market for our common stock, our stock price may be volatile

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

1)   actual or anticipated variations in our results of operations;
2)   our ability or inability to generate new revenues;
3)   increased competition; and
4)   conditions and trends in the technology industry.

These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.


DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

The asset purchase agreement that we entered into on January 30, 2006 was not finalized between the Company and On4 Communications
Inc. ("On4"). Certain conditions were not been met so the Company and On4 both have mutually agree to terminate the agreement on July 17, 2006.

We hired consultants to address the viability, research, development and market of our then, exclusive worldwide license agreement with On4. Our objective was to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams. Since the license agreement was mutually rescinded and a new asset purchase agreement was entered into, we had to re-organize minimal services and we decided to terminate the consulting agreements. Each consultant was provided written notice to terminate the consulting
arrangements.   The Company cancelled 7,414,000 common shares
of the 8,000,000 common shares issued. As at June 30, 2006, 6,365,000 common shares were being held by the Company and the Company has requested the return of the remaining 1,049,000 common shares. Subsequent to June 30, 2006, all of the 7,414,000 common shares were cancelled.

On July 10, 2006 the Company entered into an exclusive license agreement with Wataire Industries Inc. to market and distribute their commercial water generation machines. The Company issued 10,000,000 common shares for an exclusive license for five years with an optional renewal period for an additional five years. As part of the terms and conditions of the agreement, Wataire can nominate up to five individuals to be directors of Cimbix.

As at July 27, 2006, three individuals were appointed as members of The board of directors of Cimbix. They are Max Weissengruber, Mark Miziolek and Ronald Moodie. These individuals are also current board members of Wataire Industries Inc.

On August 11, 2006, the Company completed a private placement of 440,000 common shares at $0.25 per share for proceeds of $110,000.

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

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through the sale of equity securities. We have no cash to fund our operations at this time, so we plan to offer common stock in private placements during the next twelve months to raise minimum proceeds of $1,000,000. We believe the proceeds from such private placements will enable us to expand our operations, buy inventory and start our marketing campaign. If we are able to raise the funding of $1,000,000 in private placement transactions over the next twelve months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

$500,000 to purchase start-up inventory
$250,000 to hire additional managers and staff in the sales, marketing, Web site development and investor relations departments for our US offices.
$ 75,000 for market research and feasibility
$ 75,000 for outsourced advertising, graphic artwork and printing of marketing materials.
$ 50,000 for operational infrastructure costs including rent, communications, consumable supplies and travel.
$ 50,000 for professional services and filing requirements.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing research, product and systems development programs. We will require additional funding to continue our operations, for marketing expenses, to pursue regulatory approvals for our products, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable.
We may also seek additional funding through strategic alliances or collaborate with others. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Because we are presently in the early stages of development and promotional stages of our business, we can provide no assurance that we will be successful with our efforts to establish any revenue. In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

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

RESULTS OF OPERATIONS

Three and nine months ended June 30, 2006 compared to three and nine months ended June 30, 2005.

We had no revenues during the three and nine months ended June 30, 2006 and 2005. Total expenses for the three and nine months ended June 30, 2006 were $108,468 and $191,705, respectively as compared to $35,021 and $215,698, for the same period in 2005. The decrease in total expenses resulted from decreased consulting, management and professional fees related to the operations of the company.

Liquidity and Capital Resources

Our principal source of operating capital has been provided through equity financing, loans and capital contributions from director and stockholders. We will continue to rely on our director and stockholders to fund our working capital needs until we begin our sales. There can be no assurances that our present directors and stockholders or management will make any loans to the company in the future. The Company may also raise additional capital through equity financing. At June 30, 2006, we had cash of $38 and a working capital deficiency of $334,112.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended September 30, The report stated that we were in the development stage and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.


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

(b) Changes in internal control over financial reporting.
There were no significant changes in our internal control over financial reporting during the first quarter of our most recent quarter ended June 30, 2006 that materially has affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits and Index to Exhibits

  Number                         Description of Exhibit
--------------     -------------------------------------------------
 31.1              Certification 302 of Chief Executive Officer (3)
 31.2              Certification 302 of Chief Financial Officer (3)
 32.1              Certification 906 of Chief Executive Officer (3)
 32.2              Certification 906 of Chief Financial Officer (3)
99.1              License Agreement between the Company and
                     Wataire Industries Inc. (1)
99.2	Termination Agreement between the Company
and On4 Communications Inc. (2)


(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 14, 2006.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated July 19, 2006.
(3)     Filed herewith

(b)	Reports on Form 8-K

On July 14, 2006, we reported with the Securities and Exchange
Commission that the Company entered into an exclusive license agreement with Wataire Industries Inc.

On July 19, 2006 we reported with the Securities and Exchange
Commission that the Company mutually terminated the Asset
Purchase Agreement with On4 Communications Inc.

On July 31, 2006, we reported with the Securities and Exchange
Commission that the Company appointed new directors pursuant to the exclusive license agreement between the Company and Wataire Industries Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Cimbix Corporation


Date:	August 14, 2006       /s/ Robert Rosner
                             ----------------------
                               Robert Rosner
                               Chairman of the Board
                               Chief Executive Officer