Form 10KSB
period 2006-12-31
WATAIRE INTERNATIONAL, INC.
filed 2007-01-19
CIK 1127007

UNITED STATES SECURITIES EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2006

                       COMMISSION FILE NO.:   000-49955

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _____ TO _____

WATAIRE INTERNATIONAL, INC.

-------------------------------------------------

(Name of small business issuer in its charter)

Washington                            91-2060082

-----------------------------------    -----------------------------

(State or other jurisdiction of              (I.R.S. Employer

incorporation or organization)               Identification No.)

                           #300, Warner Center, 21550 Oxnard Street

                          Woodland Hills, California                               91367

-----------------------------------------    -----------------------

(Address of principle executive offices)        ( Zip Code)

Issuer's telephone number:  (877) 602-8985

-----------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

------------------------------------

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            YES [x]    NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [x]

Issuer's revenues for its most recent fiscal year was $ 5,500.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2006 was approximately $19,505,415 dollars.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

60,445,372 shares of $0.0001 par value common stock outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format (check one):       Yes [ ] No [ x ]


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

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Wataire International, Inc. ("Wataire," the "Company," "us," or "we") was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission (the "SEC") since November 2000.

On October 3, 2006, the Company changed its name to Wataire International, Inc. Previously, on August 26, 2003, the Company had changed its name from Corporate Development and Innovation, Inc. to Cimbix Corporation.  The Company now trades under the ticker symbol "WTAR" on the Over-the-Counter Bulletin Board.

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring and re-organization.  The Company sold its wholly owned subsidiaries, Millennium Business Group (USA) Inc. ("MBG USA") and Advanced Dental Technologies Inc. ("ADT"), to The Triple 8 Holding Trust ("Triple 8").  Since then, the Company entered into an exclusive world-wide licensing agreement with On4 Communications, Inc. ("On4"), formerly Petsmobility Networks (Canada) Inc., to market and distribute the PetsCell technology and the "PetsMobility" brand products and services.  As of January 30, 2006, On4 and the Company re-negotiated the license agreement. The original license agreement was rescinded and the parties entered into an Asset Purchase Agreement pursuant to which the Company purchased the intellectual property rights relating to four established Web sites that promote the PetsMobility products, and we retained the non-exclusive worldwide right to market and distribute the PetsCell and the PetsMobility brand products. The purchase price for the assets acquired from On4 was $300,000 and consisted of $50,000 cash previously paid to On4 and 1,923,077 shares of the Company's common stock.   The agreement was mutually terminated on July 17, 2006 by both the Company and On4, and the 1,923,077 shares were not issued.

We hired consultants to address the viability, research, development and market of our then, exclusive worldwide license agreement with On4.  Our objective was to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams. Since the license agreement was mutually rescinded and a new asset purchase agreement was entered into, we had to re-organize the Company's initiatives.  Only two of the consultants provided very services, and we decided to terminate the consulting agreements.   Each consultant was provided written notice to terminate the consulting arrangements.   The Company cancelled 7,414,000 of the 8,000,000 common shares issued to the consultants for the On4 license.

On or about July 10, 2006 the Company entered into an exclusive license agreement with Wataire Industries Inc. (“WII”) to market and distribute their commercial water generation machines.  The Company issued 10,000,000 common shares for an exclusive license of five years with an optional renewal period for an additional five years.  As part of the terms and conditions of the agreement, WII can nominate up to five individuals to be directors of Company.

On or around September 12, 2006, the Company entered into another exclusive license agreement with WII to market and distribute their home/office water generation machines.  The Company issued 1,000,000 common shares for an exclusive license arrangement of five years with an optional renewal period for an additional five years. On October 19, 2006, the Company and WII amended both exclusive license agreements to provide for a 15-year initial term with an optional period for an additional 10 years.

On September 21, 2006, the Company executed an agreement granting P204 Enterprises Ltd. (“P204”) the rights to sell atmospheric water generators under a private label brand.  The agreement provides that a minimum purchase of five containers of the home/office units as well as two 2,500 liter per day commercial units are to be ordered by P204 within 45 days of the signing of the agreement.  The contract is performance based and has a term of five years with an option to renew for a further five years.  P204 is in default and the agreement has not been consummated.

BUSINESS

The focus of our business is to fully exploit our exclusive license agreement with WII by marketing and distributing their commercial and home/office water generation machines as well as their under-the-counter/over-the-counter units, their water-producing greenhouse, and any future products developed by WII using WII’s trade name and trademark.

WII is the manufacturer of atmospheric water generators and filtration systems. The atmospheric water generator produces purified water from the atmosphere by using a condensing surface and a special filtration system that removes dust, airborne particles and bacteria to generate clean drinking water and, at the same time, simultaneously cleaning the air. This method of extracting water vapor has been in use for many years.  Some similar applications include air conditioners and dehumidifiers. The actual water production and cost per gallon varies with the humidity and temperature of the atmosphere of the specific site in which the unit is employed.

The water generation equipment is a water-from-air technology system developed by a team of specialized technicians incorporating patent pending technologies that control bacterial contamination. As of the date of this Annual Report, the Company sells two types of atmospheric units.  One is the small-scale home/office units which include a full-sized upright model and a countertop model.  These units can produce between four to seven gallons of water per day depending on humidity and temperature levels of the location of the unit.  The capacity of the home/office units is designed to replace bottled water dispensers, eliminating the need for replenishment and storage of plastic bottles.  These units are intended for usage in residences, schools, offices, hospitals and restaurants.  They can serve as a personal disaster relief unit for consumers in circumstances such as hurricane Katrina where residents in the affected area had no drinking water.  The second type is the commercial/industrial unit.  These units are capable of producing more than 5,000 liters (675 gallons) of safe drinking water each day.  Industrial units are intended for use in military camps, industrial applications such as factories, commercial applications such as hotels, humanitarian and disaster relief applications where fresh drinking water is scarce.

The water generating units are equipped with an electronic control system that turns the machine on and off when full and can circulate the water to maintain clean drinking water 24 hours a day, 365 days in a year.  It has a dynamic display to allow for monitoring the machine's operation.  It tells you when a new filter(s) is required.  The machine requires 750 watts of energy when producing water and has many applications globally. There is a countertop and stand-alone model for the home or office use, and larger models for commercial and industrial use such as hotels, factories, institutions, facilities, etc.  The technology is a very attractive alternative to the logistics and expense of bottled water. Water generated from the machines meets World Health Organization drinking water standards.

The system provides an independent, sustainable safe water source for a wide variety of possible circumstances and scenarios such as mining and petroleum exploration camps, bottled water and beverage manufacturers, food manufacturers, military camps, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations.  According to field trials recently held in Belize and Thailand, the system performed well in a tropical environment producing the design projected volume of water and achieving the desired water quality standards. The unit is economically viable in temperate climates.  Even though this revolutionary technology is adaptable to many kinds of environmental conditions, the commercial/industrial water harvesting equipment works best in the tropics due to the humidity levels, which will produce the highest rate of water production at the lowest cost per gallon.

The patent pending water treatment system is comprised of a three stage water treatment design that cleans water to meet World Health Organization guidelines.    The unit consists of a filtration system, a food grade dehumidifier water producing module, and a water treatment module. The water treatment process is proprietary and may be subject of various patent applications already filed by WII or through WII’s strategic alliance with Canadian Dew Technologies Inc.

The process basically involves taking filtered moist air from the atmosphere and dehumidifying it for treatment by the water treatment module.  This produced water is then processed through sediment filters, ultra-fine filters, activated charcoal filters and ultraviolet light treatment that eliminates virtually all biological contaminants including bacteria, viruses, and pollutants that are in the air. Atmospheric water vapor is an abundant resource that can be used with virtually no negative environmental impacts.  The machine should be situated in a space that can provide fresh flowing air to the machine intake as it dehumidifies the space.  The water-from-air technology has received broad acceptance around the world as a new and sustainable source of potable water.

Our target markets for the water-from-air systems are businesses, governments, and people who are situated in the humid tropics.  To date, WII has sold various units of their atmospheric water generator in over 30 different countries and has received positive response from system users.  The Company has just begun its marketing launch.  So far, the Company has sold some of the home/office units and received purchase orders from the US Navy and from other sales contracts for its commercial/industrial units.

COMPETITION

Water purification and bottled water industries are highly competitive. According to WII’s internal research, there are possibly nine entities experimenting with the technology of water generation, of which two or three are direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another.  The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge that WII’s patent pending water treatment module has resolved.  This is a substantial barrier to entering this field by others.  The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. We expect competition to intensify in the future. In the future, our competitors can and may duplicate many of the products or services offered by our licensor, WII.

We believe a robust market opportunity exists for the atmospheric water generators and filtration systems.  These technologies can provide an alternative solution to the world’s shortage of fresh water and provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are starting to realize and understand the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human bodies.

We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases.  Pollution from sewage, industry, agriculture and acid rain has destroyed surface water reservoirs and aquifers.  Water generation treatment and filtration is poised to be an important humanitarian industry as we learn more about global warming.

MARKET ANALYSIS AND STRATEGY

Our development is still in its early stages, however we anticipate having an outline of our marketing strategy in the spring of 2007.  , In December 2006, the Company retained Cucoloris Films Inc. (“Cucoloris”), a Los Angeles based multimedia and marketing company to help us with our marketing needs.  Cucoloris is specialized in launching and handling large corporate brands for global marketing campaigns.  They have a long history of work with many non-profit organizations, government agencies and foundations including work for the Natural Resources Defense Council and produced many Public Service campaigns.  They have produced commercials all over the world and known for producing product launch and corporate image campaigns.  Some of their campaigns include Coca Cola, Kodak, American Airlines, Visa, Sprint, AT & T, Boeing as well as banks, insurance companies, automobiles and global Fortune 500 companies.  They have received over hundred awards and nominated as production company of the year by the California Film Commission.  Their “Farm Aid” commercial has been selected for the permanent collection at the Museum of Modern Art in New York.

We believe that with their specialized consultancy division in branding content, social messaging and viral marketing that their services will enhance the awareness of global warming and how our business can be identified as a very proactive, environmentally friendly company.

REGULATORY ENVIRONMENT

The manufacturing, processing, testing, packaging, labeling and advertising of the products that we sell may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the CSA and UL in North America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health authority and the World Health Organization for Drinking Water.  These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

CERTIFICATION AND TESTING

All the products that we sell and plan to sell will go through stringent testing that will have the appropriate UL, CE or CSA certifications on the products.  The CSA Mark is an internationally recognized mark that appears on over one billion products worldwide. CSA International is a leader in standards development, certification and testing, and quality management registration. The CSA International marks are accepted by many electrical inspectors, gas inspectors, building inspectors and other governmental authorities that approve projects and products that are sold in Canada, the United States and all over the world. The Company uses the services of CSA International because they test, certify and ensure that products comply with applicable safety and/or performance standards applicable to the products for the sale in that country.  These standards include UL, CSA, ANSI (American National Standards Institute), ASTM, NSF, OSHA (Occupational Safety and Health Administration under the US Department of Labor), NVLAP (National Voluntary Laboratory Accreditation Program), SCC (Standards Council of Canada), IAS (International Accreditation Service Inc.) and others.

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

At this time, the products carry the markings of CE and we are currently seeking CSA markings for Canada and UL markings the United States.  These markings on the products indicate to governmental officials and consumers that the products may be legally placed on the market in the country for sale.  It also indicates that the products met all safety requirements and tests, and such products are in conformity with the applicable standards.

Independent companies are engaged to test the water quality produced by the atmospheric water generators and filtration systems.  These companies test for heavy metals, trace metals, microorganisms, color, temperature, PH levels, alkalinity, heterotrophic plate counts and others.  To date, many tests have been conducted and met all APHA and US EPA Standards. Copies of test results are available upon request.

RESEARCH AND DEVELOPMENTS

The Company does not have its own research and development department and will rely on WII to furnish the Company with new technology and improvements on its existing applications, efficiency and theories of the underlying atmospheric water generators and filtration systems.  WII have already conducted and will conduct further laboratory tests to determine the viability, safety and efficiency of the technologies.  They will test all the prototypes, products and systems to ensure they meet various manufacturing and regulatory standards.  The Company may further test the water produced by the atmospheric generators and filtration systems to ensure that it is in conformity and meets EPA standards.  The Company cannot assure that it will develop products that will be approved by any regulatory or safety agency for commercial distribution.

DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

We currently have minimal cash reserves and a significant working capital deficit.   Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services.

Management plans, as soon as finances permit, to hire management staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations.  The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.  The Company recently engaged Cucoloris to handle all the Company’s branding, marketing, advertising, media and public relations for the upcoming 2007 North American launch of its consumer product line of atmospheric water generators.  The term of the engagement is for one year, and the Company will pay Cucoloris $1,000,000 and 1,000,000 shares of common stock to be registered on Form S-8 for their services.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through the sale of equity securities.  We have no cash to fund our operations at this time, so we plan to offer common stock in private placements during the next 12 months to raise minimum proceeds of $4,000,000.  We believe the proceeds from such private placements will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $4,000,000 in private placement transactions over the next 12 months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

•$1,000,000 for Cucoloris Films to handle our marketing, branding, media, public relations and advertising;

•$850,000 to purchase start-up inventory;

•$600,000 for management salaries and wages;

•$600,000 to hire additional managers and staff in the sales, administration, Web development and investor relations departments for our US offices;

•$300,000 for professional services and filing requirements;

•$150,000 for travel and vehicles costs;

•$100,000 for operational infrastructure costs including rent, communications, and consumable supplies,

•$100,000 for miscellaneous promotion and tradeshows;

•$300,000 for general working capital;

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

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than disclosed elsewhere in this Annual Report. The Company continues to seek business opportunities to either complement or accentuate its current business initiatives.

EMPLOYEES

The Company currently has no employees.  The Company anticipates entering into an employment contract with Robert Rosner, our Chief Executive Officer, but can provide no assurance that we will come to terms for such employment agreement.  The Company looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants.  Management plans to use consultants, attorneys and accountants as necessary until the Company has sufficient funds to execute strategies for the Company.  The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop and promote the sale of its products.  The Company currently has two license agreements with WII, which includes the provision of management, technical and administration support by WII for the water atmospheric generators.

PATENTS AND TRADEMAKS

We currently do not have any patents or trademarks; all patents and trademarks relating to our products are held by WII, the licensor.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at #300, Warner Center, 21550 Oxnard Street, Woodland Hills, California  91367.  We pay a monthly rent of $1,035 for the offices.  The Company's phone number is 310-728-6306.  The Company maintains a business office in Canada with its licensor, WII., located at Suite 24, 3033 King George Hwy, Surrey, BC  Canada V4P 1B8.  The Canadian telephone number is 604-542-5600.  Our office in Canada is provided to us at no cost by WII.

SUBSIDIARIES

The Company has two wholly-owned subsidiaries both incorporated in the State of Nevada, one in the name of Petmo Inc. (“Petsmo”), and the other in the name of Aqua Technologies Inc. (“Aqua”).

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in a case brought in October 2006 in the Supreme Court of British Columbia, Canada entitled Atkinson et al. v. Cimbix Corporation et al. The action relates to allegations by plaintiffs that $94,000 in subscriptions was deposited into a law firm’s trust account for investment in On4 Communications Inc., formerly PetsMobility Network (Canada) Inc. (“On4”). The plaintiffs allege that the law firm deducted legal fees from the amount held in trust and transferred the balance of the funds to On4. Both the law firm and On4 are also defendants in the case. The Company believes the claims against it are without merit and unlikely to succeed. The action is currently in the pleading stage. The Company has filed a statement of defense denying the allegations against it and has filed a counter claim for defamation..

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED

               SHAREHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "CMBX" and was changed to "CBXC" in connection with the Company's reverse stock split in October 2004.  The Company received a new symbol “WTAR” after it changed its name to Wataire International, Inc. in October 2006.  Prior to January 2004, there was no trading market for the Company's common stock.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASD OTC-Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Bid Prices

Quarter Ended                      High      Low

September 30, 2006

0.62

0.22

June 30, 2006

0.18

0.04

March 31, 2006

0.29

0.05

December 31, 2005

0.85

0.13

September 30, 2005

2.00

0.25

June 30, 2005

0.26

0.04

March 31, 2005

0.13

0.01

December 31, 2004

  25.00

0.01

September 30, 2004

0.60

0.02

June 30, 2004

0.60

0.40

March 31, 2004

0.00

0.00

December 31, 2003

0.00

0.00

There were approximately 115 holders of record of the common stock as of December 31, 2006.  The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts.   Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

As at September 30, 2006, the Company had 60,445,372 shares of common stock issued and outstanding and 2,501 shares of preferred stock issued and outstanding.

Section 15(g) of the Securities Exchange Act of 1934:

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

RECENT SALES OF UNREGISTERED SECURITIES

In July 2006, the Company issued to WII 10,000,000 restricted shares of its common stock, $0.0001 par value per share which were not registered under the Act in consideration for the exclusive world wide license agreement with WII relating to commercial units valued at approximately $620,000.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In August 2006, the Company issued to Darfield Financial Corporation 440,000 restricted shares of its common stock, $.0001 par value per share, which were not registered under the Act in consideration for $110,000 pursuant to a private placement.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In September 2006, the Company issued to WII 1,000,000 restricted shares of its common stock, $0.0001 par value per share, which were not registered under the Act in consideration for the exclusive worldwide license agreement with WII relating to home/office units valued at approximately $560,000.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In October 2006, the Company’s Board of Directors adopted the 2006 Stock Option Plan (the “2006 Plan”), reserving 8,000,000 shares for issuance under the 2006 Plan, and granted a total of 1,475,000 non-qualified stock options to the following individuals:  Terrance Nylander (250,000 options), Roland Walgreen (175,000 options), Nand Shankar (250,000 options), Bruce H. Haglund (100,000 options), Maribel Jordan (150,000 options), Philip Fraser (300,000 options), Nicole Fraser (75,000 options), and Russ Lombardo (175,000 options).  These non-qualified stock options are exercisable at $.50 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In October 2006, the Company agreed to issue to P204 Enterprises Ltd. 2,083,333 restricted shares of its Common Stock, $0.0001 par value per share, in consideration for $1,000,000. In connection with the sale of the Shares, the Company issued to P204 Enterprises Ltd. a warrant to purchase 2,083,333 shares of common stock of the Company.  On the condition that the Warrant is exercised on or before April 30, 2007, the exercise price of the warrants is $0.85 per share; on the condition that the warrant is exercised on or before October 31, 2007, the exercise price of the warrant is $1.00 per share; and on the condition that the warrant is exercised on or before April 30, 2008, the exercise price of the Warrant is $1.15 per share.  The Warrant expires on April 30, 2008. This transaction closed in January 2007.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In November 2006, the Company granted a total of 4,925,000 non-qualified stock options under the 2006 Plan to the following individuals:  Robert Rosner (2,000,000 options), William Robertson (1,500,000 options), Philip Fraser (1,200,000 options), and Russ Lombardo (225,000 options). These non-qualified stock options are exercisable at $.62 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In December 2006, the Company agreed to issue 1,000,000 shares of its common stock to Cucoloris Films, Inc. (“Cucoloris”) pursuant to a Form S-8 registration statement as partial consideration for the services of Cucoloris to the Company.  The agreement provided for the registration of the shares prior to December 31, 2006, but the parties have agreed to the filing of the registration statement as soon as practicable after the filing of this Annual Report.  The Agreement provides for the release of 250,000 of the shares to Cucoloris in January 2007, 250,000 shares in April 2007, 250,0000 shares in July 2007, and the remaining 250,000 shares in October 2007.

In January 2007, the Company agreed to issue to James Marsden 133,333 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, for a consideration of $100,000 ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008.  As of the date of this Annual Report, this transaction has not closed. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, up  to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. As of the date of this Annual Report, this transaction has not closed. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Company agreed to issue to Donald Walker, a former officer and director of the Company, up to 80,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $60,000 of indebtedness of the Company to Mr. Walker ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. As of the date of this Annual Report, this transaction has not closed. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Board of Directors approved an amendment to the 2006 Stock Option Plan to increase the number of shares issuable upon exercise of options to 11,000,000 shares and approved the grant of 875,000 non-qualified stock options under the 2006 Plan to the following individuals:  James Marsden (750,000 options), Adriana Mihalos (75,000 options), and Gary Tacon (50,000 options). These non-qualified stock options are exercisable at $1.10 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Board of Directors approved the grant of 2,000,000 non-qualified stock options outside of the plan to two consultants (1,000,000 options each) with whom the Company is presently negotiating consulting agreements.  Neither the consulting agreements nor the stock option agreements have been executed as of the date of this Annual Report. These non-qualified stock options would be exercisable at $1.10 per share, would, expire on September 30, 2013, and would be fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report for the year ended September 30, 2006. This Annual Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Wataire International, Inc. is a Washington corporation incorporated on August 17, 2000.  Wataire is currently in the development stage and is engaged in a 15-year license agreement with WII.  To this end, the Company’s future results of operation will be highly dependent upon the success of its efforts to sell and market the WII’s products and technologies.  The Company anticipates that sales and sub-licensing agreements generated by these products will constitute the majority of its revenue. The Company plans to sell its products to distributors and also through multiple indirect channels, such as resellers. The marketing and sales of these products are highly dependent upon the delivery of marketing information, inventory and current technologies of WII.

PLAN OF OPERATION

We have hired Cucoloris to help us market and launch our products. Our objective is to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams.  The cost of this program is at least $1 million per our contract with Cucoloris in addition to other operating expenses as detailed below.  The Company anticipates spending over the next year $850,000 on inventory, $300,000 on professional fees and filing fees $600,000 on salaries and wages for management, $600,000 on salaries and wages for managers, staff, administration, $100,000 on operational infrastructure costs including rent, communications, and consumable supplies, $150,000 on travel and vehicle costs, $100,000 on promotion and tradeshow expenses, $300,000 on other administrative expenses and general working capital.  The total expenditures over the next 12 months are therefore expected to be $4,000,000.  Therefore the Company will require additional funds to implement its intended business initiatives.  These funds may be raised through equity financing, sales of products, royalty streams from sub-licensing or other sources which may result in further dilution in the equity ownership of the Company’s shares.  There is no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through the sale of equity securities.  We have no cash to fund our operations at this time, so we plan to offer common stock in private placements during the next 12 months to raise minimum proceeds of $4,000,000.  We believe the proceeds from such private placements will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $4,000,000 in private placement transactions over the next 12 months to cover our minimum cash requirements to persons who are "accredited investors," it would be allocated as follows:

•$1,000,000 for Cucoloris Films to handle our marketing, branding, media, public relations and advertising;

•$ 850,000 to purchase start-up inventory;

•$ 600,000 for management salaries and wages;

•$ 600,000 to hire additional managers and staff in the sales, administration, Web development and investor relations departments for our US offices;

•$ 300,000 for professional services and filing requirements;

•$ 150,000 for travel and vehicles costs;

•$ 100,000 for operational infrastructure costs including rent, communications, and consumable supplies,

•$ 100,000 for miscellaneous promotion and tradeshows;

•$ 300,000 for general working capital;

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing sales and product development programs as well as its organization of the Company.  We will require additional funding to continue our sales and product development programs, for operating expenses, for marketing expenses, to pursue regulatory approvals for our products, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing capabilities in the future.  We may seek to access the public or private equity markets whenever conditions are favorable.  We may also seek additional funding through strategic alliances or collaborate with others. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Because we are presently in the early stages of development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue.  In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception.  Operations were financed through proceeds from the issuance of equity and loans from directors.  Proceeds of $110,000 were raised during the period pursuant to private placements as disclosed elsewhere in this Annual Report. The directors have also advanced funds into the Company to cover cash flow deficiencies of $4,959. The advances have no stated repayment terms.  These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2006, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2006 was $8,724. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $969,309 and as of September 30, 2006 we had a working a capital deficiency of $308,996.  At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

Results of operations for the year ended September 30, 2006, as compared to the year ended September 30, 2005

Operating Expenses.   For the year ended September 30, 2006, we had total operating expenses of $299,066 as compared to total operating expenses of $267,949 for the twelve-month period ended September 30, 2005, an increase of $31,117. The operating expenses were generally lower than the prior year. The increase was due to the advance of $50,000 written off pursuant to the Petsmobility agreement.

Management Fees.  For the year ended September 30, 2006, we had management fees of $75,000 as compared to $81,250 for the twelve month period ended September 30, 2005, a decrease of $6,250 in management fees.

Professional Expenses. For the year ended September 30, 2006 we had professional expenses of $52,294 as compared to $30,858 for the twelve month period ended September 30, 2005, an increase of $21,436, due to the increase accounting and legal counsel fees.

Net Loss. For the year ended September 30, 2006, we had a net loss of $297,661 as compared to a net loss of $79,243 for the twelve-month period ended September 30, 2005, an increase of $218,418.

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

In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). The adoption of FASB No. 123(R) will not have a material impact on the Company's financial statements.

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

Dependence upon external financing

It is imperative that we raise additional capital to complete our operational plan to promote and commercialize our newly acquired business combinations and activities. We will also require funds to sustain our business operations if we are not successful in earning revenues from our license agreement with WII. We estimate that we would require additional funding of $4,000,000 to pursue our business strategy. If we are unable to obtain equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to expand our current operational plan. Any sale of share capital will result in dilution to existing shareholders.

To date, we have generated some revenues from sales but not enough to sustain our business operations.  The success of our business depends on us receiving inventory and advertising materials from our licensor, WII.  The exact amount of our current and future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our development efforts, the costs of testing, supply of our products, demand of our products and changes in governmental regulation.  Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others.  The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations, in which case you could lose the entire amount of you investment in the Company.

We are in our early stages of development and face a risk of business failure.

We are in our early stages of development. We have no way to evaluate the likelihood that we will be able to operate the business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the technology and sales industries. We recognize that if we are unable to generate significant revenues from our sales, we will not be able to earn profits or continue operations. There is only a limited history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any additional operating revenues or ever achieve profitable operations from our current business initiatives. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are competing against larger and better-financed companies

We operate in a highly competitive market with financial rewards pending on market performance.  Some of our competitors are multi-million dollar enterprises with more resources for marketing, distribution and development.  We may be in a disadvantage if any of our competitors focused on similar products we sell.  Because we don’t have the infrastructure and personnel in place to adequately implement our business plans and operations, our business may fail.

Dependence on our supplier

Our success is highly dependent upon the continued support and services of our licensor and supplier, WII.  We are solely dependent on their support to provide enough inventory to meet our purchase orders.  If WII is not able to manufacture enough products to meet the demands of our purchase orders, our business will most likely fail.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the twelve-month fiscal year ending September 30, 2006 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, Amisano Hanson, Chartered Accountants, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.

Dependence on key management and personnel

Our success is highly dependent upon the continued services of Robert Rosner, our President, and our management support from WII. If he was to leave us or if WII decides not to continue its support, this could have a materially adverse effect upon our business and operations. We anticipate entering into employment contract with Mr. Rosner, but can provide no assurance that we will come to terms for such employment agreement.  The Company currently has a license agreement with WII which includes management, technical and administration support for the water atmospheric generators.

Our business also requires additional staff in all areas to successfully bring our products to market. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the pet and technology industry.  If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

We may be subject to product liability or breach of contract claim if our products do not work as promised from our licensor

The atmospheric water generators are designed to facilitate potable safe drinking water. If the technology fails to work as manufactured by our licensor, customers may bring claims against us. Despite limitations on such claims, such claims can be costly and time consuming which could have a material adverse effect on our operations, even if we are found not to have been at fault.  We currently do not have liability insurance and anticipate that we will seek some coverage in the future if such coverage is available at a reasonable cost.

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

Limited experience to market our products

Even if we are able to develop our products and obtain the necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently have some sales and just engaged a marketing agency.  We do not have a distribution infrastructure in place. Accordingly, we are dependent on our ability to find collaborative marketing partners or contract sales companies for commercial sale of any of our products once we receive them from WII.  Even if we find a potential marketing partner, we may not be able to negotiate an advertising and/or licensing contract on favorable terms to justify our investment or achieve adequate revenues.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently quoted on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations.  Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control.  The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation.  There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained.  These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  If we issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other shareholders.  Further, any such issuance may result in a change in our control.

Trading of our stock may be restricted by the Securities and Exchange Commissions’ "Penny Stock" regulations that may limit a stockholder's ability to buy and sell our stock.

The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security that is not quoted on NASD or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock.  The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2006, the independent auditor's report, and the notes to the financial statements are attached at the end of this Annual Report.

Index  to  Financial  Statements:

1.   Independent Auditors'  Report;

2.   Audited Consolidated  Financial  Statements;

a.   Consolidated Balance Sheets as at September 30, 2006 and 2005;

b.   Consolidated Statements of Operations for the years ended September 30, 2006 and 2005, and for the period from August 17, 2000 (Date of inception) to September 30, 2006;

c.   Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005 and for the period from August 17, 2000 (Date of inception) to September 30, 2006;

d.   Consolidated Statements of Stockholder's Equity (Deficiency) for the period August 17, 2000 to September 30, 2006;

e.   Statements of Discontinued Operations for the years ended September 30, 2006 and 2005;

f.   Notes to the Consolidated Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer.  Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President, to allow timely decisions regarding required disclosure.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of the date of this Annual Report, the Company had the following four members of the Board of Directors:

Name	Age	Office Held
Robert Rosner (1)	42	President, CEO, Director
Nand Shankar (2)	53	Secretary, Director
Richard Jordan (3)	61	Treasurer, CFO, Director
Max Weissengruber (4)	68	Director

Notes:

(1)

Mr. Rosner was appointed a Director and Corporate Secretary on August, 2003; he resigned as Corporate Secretary on August 19, 2005 and was appointed Chief Executive Officer and President.

(2)

Mr. Shankar was appointed a Director and Corporate Secretary on September 27, 2006.

(3)

Mr. Jordan was appointed a Director, Corporate Secretary, Treasurer and Chief Financial Officer on August 19, 2005; he resigned as Corporate Secretary on September 27, 2006.

(4)

Mr. Weissengruber was appointed as Director on July 27, 2006

On July 27, 2006, Max Weissengruber, Mark Miziolek and Ron Moodie were elected as Directors of the Company pursuant to the license agreement with Wataire Industries Inc.  On December 20, 2006, the Board of Directors received and accepted the resignation of Mark Miziolek.  On January 5, 2007, the Board of Directors received and accepted the resignation of Ron Moodie.

As at September 27, 2006, Nand Shankar was elected as Director pursuant to the license agreement with Wataire Industries Inc.  Mr. Shankar was then elected as Corporate Secretary on September 27, 2006 when Richard Jordan resigned as Secretary.

On August 19, 2005, Donald Walker resigned as officer and director of the Company.  Mr. Rosner replaced Mr. Walker as President and Chief Executive Officer, and Mr. Jordan filled the vacant director position and was appointed Corporate Secretary, Treasurer and Chief Financial Officer of the Company.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert Rosner - President, Chief Executive Officer and Director

Mr. Rosner has served as the Company's President and Chief Executive Officer since August 2005.  He was the Vice President of Regulatory Affairs and Compliance and Corporate Secretary from August 2003 until August 2005.  He has been a member of the Company’s board of directors since August 2003. For the past four years Mr. Rosner also functioned as a VP of Investor Relations and Business Development for WI MBG USA Inc. From September 1999 until September 2003, Mr. Rosner was also the President of First Cypress Technologies Inc., a mining company listed on the OTC Bulletin Board.  He was the owner and the president of Rosner Communications Inc. from July 1985 to April 2004. Rosner Communications Inc. provided consulting services to public companies. Mr. Rosner was the president and a director of Moreno Ventures Inc., a company listed on the Canadian Venture Exchange, from July 1994 to December 2002.  Mr. Rosner was the president and director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, from June 1996 to January 2005.  Mr. Rosner was the president and a director of Superior Networks, Inc., a company listed on the OTC Bulletin Board, from February 2002 to September 2002.

Mr. Richard Jordan - Treasurer, Chief Financial Officer and Director

Mr. Jordan has served as the Company's Secretary, Treasurer and Chief Financial Officer since August 19, 2005.  He resigned as the Company’s Secretary on September 27, 2006. He has been a member of the Company’s board of directors since August 2005. He has been a Certified General Accountant since 1974. Since May 1999, Mr. Jordan has also been an independent management consultant providing administration, finance and management support to a variety of small and medium sized businesses. From November 1999 to December 2001, Mr. Jordan was a director of Franchisemaster Technologies Inc., a public company traded on the Canadian Venture Exchange. From June 2000 to February 2001, Mr. Jordan was the Chief Financial Officer of VOIP Telecom Inc., a telecommunications company whose shares have been traded on the OTC Bulletin Board. From January 1999 to February 2001, Mr. Jordan was the Corporate Secretary for Island Gold Mines, a junior mineral company listed on the Canadian Venture Exchange.  From September 1994 to February 2001, Mr. Jordan was the Corporate Secretary for International Wayside Gold Mines, a junior mineral company listed on the Canadian Venture Exchange.

Mr. Nand Shankar – Corporate Secretary and Director

Mr. Shankar serves as the Company’s Secretary and director since September 27, 2006.  Since July 2004, Mr. Shankar has been the VP Director Sales & International Marketing for Wataire Industries Inc., a publicly traded company listed on the Pink Sheets that manufactures and sells water generators. From 1980 to the present, Mr. Shankar has been the founder and owner of a successful communication, graphics and lithography business in Alberta, Canada.  From 1994 to 1998, Mr. Shankar was the Director and international sales representative for Jewelway International, a jewelry company that import and export jewelry to the south Pacific.  From 1986 to 1990, he was the President for Fijiana Club of Canada where he raised capital for the company.  From 1990 to 1995, Mr. Shankar was a member of the board of directors of Leduc Golf and Country Club.  From 1996 to the present, he is also a spokesperson for the Juvenile Diabetes Foundation in Edmonton, Canada.  Since 1980 he has been a member of the Royal Canadian Golf Association. Mr. Shankar has many years of international entrepreneurial experience and has spent countless hours of volunteered hours to support junior sports events and programs.

Mr. Max Weissengruber – Director

Mr. Weissengruber serves as the Company’s director since July 27, 2006 pursuant to a license agreement with Wataire Industries Inc. Since May 2006, Mr. Weissengruber has been the President of Wataire Industries Inc. Since April 2000, he was the founding President and Chief Executive Officer of Ozolutions Inc., a publicly traded company that distributes chemical free water treatment systems.  In December 2004, Ozolutions Inc. changed its name to International Development Corp. and subsequently in May 2006, the name was further changed to Global Wataire Inc.  From November 1993 to March 2000, Mr. Weissengruber was the Managing Partner of Acris Partners, a company that specializes in small business consulting. In conjunction with his role at Acris Partners, he was also a Professor of Entrepreneurship with the Canadian School of Management, an executive MBA program based in Toronto.   From November 1987 to October 1993, he was the Marketing Director with Wilson Learning Canada, a world wide management and sales training organization where he helped develop major sales and service training curriculum for General Motors as well as a specialized leadership management training program for IBM in Hong Kong.  Mr. Weissengruber also spent four years with KPMG Consultants dealing with small to medium sized firms across Canada where he assisted clients to expand their businesses in a more disciplined fashion while still retaining their entrepreneurial character and uniqueness.  Mr. Weissengruber holds a Bachelor of Arts degree from Michigan State University graduating in Social Sciences and has also taught in the Business Programs at the University of Toronto in Canada. His international water treatment experience on top of his lengthy back-ground as a management consultant with KPMG (specializing in small - medium sized business development) will be of great assistance to the Company's future growth strategies.

TERM OF OFFICE

Our  directors are  elected for a one-year term to hold office until the next annual  general  meeting  of  our  shareholders  or until removed from office in accordance  with  our  bylaws.  Our officers  are  appointed  by  our  board of directors  and  hold  office  until  removed  by  the  board.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC.  Copies of the reports are required by SEC regulation to be furnished to the Company.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended September 30, 2006, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below:

Mr. Richard Jordan, Mr. Max Weissengruber, Mr. Ron Moodie, Mr. Mark Miziolek and Mr. Nand Shankar failed to timely file their initial Form 3 relating to their appointment as a director and/or executive officer of the Company.  Mr. Jordan, Mr. Shankar and Mr. Weissengruber have been informed of their reporting obligations, and are in the process of obtaining EDGAR codes in order to file their forms.

Wataire Industries Inc. failed to timely file its initial Form 3 relating to the issuance of 11,000,000 shares in accordance with the license agreements for their atmospheric water generators.  Wataire Industries has been informed of its reporting obligation, and is in the process of obtaining EDGAR codes in order to file its Form 3.

CODE OF CONDUCT AND ETHICS

We have not adopted a code of conduct and ethics.  We expect to adopt such a code prior to our next annual shareholders meeting.

AUDIT COMMITTEE

We currently do not have an audit committee and therefore have not adopted any audit committee policies.  We plan to have an audit committee at such time as we elect additional directors to our Board.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2006.  Only one officer and director received annual compensation in excess of $100,000 during the last three complete fiscal years.

Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Awards		Payouts	All other compensation ($) (i)
					Restricted stock award(s) ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Robert Rosner(1) President, CEO & Director	2006 2005 2004 2003	45,000 75,000 105,000 Nil	Nil	Nil	Nil	Nil	Nil	Nil
Richard Jordan Treasurer, CFO & Director	2006 2005	30,000 2,500	Nil	Nil	Nil	Nil	Nil	Nil
Nand Shankar Secretary & Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Max Weissengruber Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Miziolek Former Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Moodie Former Director	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Donald Walker (2) Former President, Former CEO & Former Director	2006 2005 2004 2003	Nil 48,750 56,250 Nil	Nil	Nil	Nil	Nil	Nil	Nil
Doug Johnson (3) Former President & Director	2006 2005 2004	Nil Nil Nil	Nil	Nil	Nil	Nil	Nil	Nil
Andrew Willoughby(3) Former President & CEO, Former Director	2006 2005 2004 2003	Nil Nil 25,000 4,000	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

As of December 31, 2006, none of the executive officers had any written employment contracts with the Company.

(1)  Mr. Robert Rosner earned for the 2005 fiscal year an annual base salary of $30,000 as officer of MBG USA before it was sold in March 2005, on top of his $45,000 base salary from the Company. (In 2004, Mr. Rosner earned a base fee as officer of MBG USA of $60,000 on top of his $45,000 base fee from the Company.)

(2) Mr. Donald Walker earned $15,000 as officer of the MBG USA before it was sold in March 2005, on top of his $33,750 base fee from the Company during the fiscal year ending September 2005. (In 2004, Mr. Walker earned $22,500 as officer of MBG USA, on top of his $33,750 base fee from the Company.)

(3) Edwin Lao retired as the Company's President and Director in August 2003 and he was not replaced by Doug Johnson until October 31, 2003. Doug Johnson subsequently resigned on February 26, 2004. On February 28, 2004, Dr. Andrew Willoughby was removed as the Chief Executive Officer and resigned as director March 25, 2004.

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND         MANAGEMENT

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than 5% of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Robert Rosner 21550 Oxnard Street, Suite 300 Woodland Hills, California 91367	President, CEO, Director	8,606,500 shares (2)	14.23%
Wataire Industries Inc. 3033 King George Hwy Suite 24 Surrey, BC Canadá	Shareholder	11,000,000 shares (3)	18.20%
Phil Fraser c/o 3033 King George Hwy Suite 24 Surrey, BC Canada	Shareholder	4,300,000 Shares (4)	7.1%
Nand Shankar c/o 3033 King George Hwy Suite 24 Surrey, BC Canadá	Secretary, Director	250,000 (5)	0.01%
Richard Jordan 3602 Loraine Avenue North Vancouver, BC Canada	Treasurer, CFO, Director	Nil	0.00%
Max Weissengruber #200, 30 Denver Crescent Toronto, Ontario Canada	Director	Nil	0.00%
All Directors and Officers as a group (4 persons)		Total Shares (6)	14.65%

 (1)

Beneficial ownership of common stock has been determined for purposes of the above table in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Annual Report have been exercised. For purposes of calculating beneficial ownership, assumes 60,445,372 shares of common stock of the Company issued and outstanding as of the date of this Annual Report.

(2)

Includes 6,206,500 shares of Common Stock issued, 200,000 shares issuable in cancellation of indebtedness of the Company to Mr. Rosner, 200,000 shares issuable upon the exercise of warrants exercisable at $.85 per share, and 2,000,000 shares issuable upon the exercise of stock options exercisable at $.62 per share. See “Certain Relationships and Related Transactions.”

(3)

Voting and dispositive power over the shares held of record by Wataire Industries Inc. is exercised by its board of directors.

(4)

Includes 2,800,000 shares of Common Stock issued owned by Mr. Fraser, 300,000 shares issuable upon exercise of stock options at $.50 per share, and 1,200,000 shares issuable upon exercise of stock options at $.62 per share.

(5)

Represents 250,000 shares issuable upon exercise of stock options at $.50 per share.

(6)

Includes 6,206,500 shares issued or issuable to Mr. Rosner and 2,400,000 shares issuable to Mr. Rosner and Mr. Shankar upon exercise of stock options as set forth in notes (2) and (5) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2004, we issued a promissory note to Robert Rosner, our President and a member of the Board of Directors, for the principal sum of $30,000 bearing an interest at the rate of 10% per annum, with a maturity date of January 28, 2006.  The promissory note was extended for another year to January 28, 2007 with the same terms.  Mr. Rosner advanced $30,000 to the Company on January 29, 2004 in connection with a private placement for 120,000 common shares of our stock.  As at September 30, 2004, the Company did not issue the shares to Mr. Rosner, and instead by mutual consent, agreed to treat the $30,000 advance as a loan to the Company by way of a promissory note. The promissory note is unsecured and the Company has the right at any time to prepay all or any part of the balance outstanding from time to time.

In January 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, up to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  and  Index  of  Exhibits

  Exhibit

  Number

Description of Exhibit

---------     -------------------------------------------------

  3.3

Amendment of Articles of Incorporation (1)

 10.1

License Agreement between the Company and Wataire Industries Inc. dated July 10, 2006 (2)

 10.2

License Agreement between the Company and Wataire industries Inc. dated September 12, 2006 (5)

 10.3

Amended License Agreement between the Company and Wataire Industries Inc. dated October 19, 2006 (6)

 10.4

Amended License Agreement between the Company and Wataire Industries Inc. dated October 19, 2006 (6)

 10.5

2006 Stock Option Plan (9)

 10.6

Form of Stock Option Agreement at $0.50 (9)

 10.7           Form of Stock Option Agreement at $0.62 (10)

 10.8

Amended 2006 Stock Option Plan (8)

 10.9

Consulting Agreement between Cucoloris Films Inc. and the Company dated December 11, 2006 (7)

 10.10

Consulting Agreement between Cucoloris Films Inc. and the Company dated December 11, 2006 (7)

10.12

Warrant issued to P204 Enterprises Ltd. on October 17, 2006 (11)

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

 99.2

Asset Purchase Agreement between the Company, Petsmobility Inc. and On4 Communications, Inc. (3)

 99.3

Rescission Agreement between the Company and On4 Communications, Inc. (3)

 99.4

Articles of Correction (3)

---------     -------------------------------------------------

</table>

(1)

Previously  filed  with  the  Securities  and  Exchange Commission as an exhibit  to  the  Form 8-K dated  June 14, 2004 and October 17, 2006.

(2)

Previously  filed  with  the  Securities  and  Exchange Commission as an exhibit  to  the  Form 8-K dated July 14, 2006.

(3)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated February 6, 2006.

(4)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 17, 2005.

(5)

Previously  filed  with  the  Securities  and  Exchange Commission as an exhibit  to  the  Form 8-K dated September 15, 2006

(6)

Previously  filed  with  the  Securities  and  Exchange Commission as an exhibit  to  the  Form 8-K dated October 23, 2006.

(7)

Previously  filed  with  the  Securities  and  Exchange Commission as an exhibit  to  the  Form 8-K dated December 15, 2006.

(8)

Filed with this report.

(9)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated October 10, 2006.

(10)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated November 13, 2006.

(11)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated October 20, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2006 and 2005 for professional services rendered by the principal accountant for the audit of Wataire's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $35,000 and $25,000 respectively.

AUDIT RELATED FEES - None

TAX FEES - None

ALL OTHER FEES - None

                                   SIGNATURES

In accordance  with  Section  13  or  15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATAIRE INTERNATIONAL, INC.

By:  /s/  ROBERT ROSNER

     ___________________________________

     ROBERT ROSNER, President, CEO and Director

     Date:     January 18, 2006

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ ROBERT ROSNER

     ___________________________________

     Robert Rosner, Chief Executive Officer,

     President and Director

     Date:     January 18, 2007

By:  /s/ RICHARD JORDAN

     ____________________________________

     Richard Jordan, Chief Financial Officer

     Treasurer and Director

     Date:     January 18, 2007

By: /s/ NAND SHANKAR

     ____________________________________

     Nand Shankar

     Secretary and Director

     Date:     January 18, 2007

By: /s/  MAX WEISSENGRUBER

    ______________________________________

   Max Weissengruber

   Director

   Date:      January 18, 2007

ITEM 7.    FINANCIAL STATEMENTS

WATAIRE INTERNATIONAL, INC.

(formerly Cimbix Corporation)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

(Stated in US Dollars)

SEE ACCOMPANYING NOTES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Wataire International, Inc. (formerly Cimbix Corporation) (A Development Stage Company) and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the years ended September 30, 2006 and 2005 and for the period August 17, 2000 (Date of Inception) to September 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wataire International, Inc. (formerly Cimbix Corporation) (A Development Stage Company) and subsidiaries as of September 30, 2006 and 2005 and the results of their operations and their cash flows for the years ended September 30, 2006 and 2005 and for the period August 17, 2000 (Date of Inception) to September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
January 5, 2007, except as to Note 11 which is as of January 12, 2007	Chartered Accountants

WATAIRE INTERNATIONAL, INC.

(formerly Cimbix Corporation)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and 2005

(Stated in US Dollars)

ASSETS		2006	2005

Current
Cash		$ 8,724	$ 1,206
Accounts receivable		829	-
Prepaid expenses – Note 8		-	11,279
Inventory – Notes 5 and 12		5,850	-

		15,403	12,485
Advance on asset purchase agreement – Note 3		-	50,000
License rights – Note 6		1,168,873	-

		$ 1,184,276	$ 62,485

LIABILITIES

Current
Accounts payable – Notes 5 and 11		$ 259,294	$ 132,028
Promissory notes payable – Notes 5, 7 and 11		36,000	63,838
Due to related parties – Notes 5 and 11		29,105	24,146

		324,399	220,012

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Notes 3, 5, 6, 8 and 11
Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001, redeemable at $0.005
Issued and outstanding:
60,445,372	common shares (2005: 48,669,372)	6,045	4,867
2,501	preferred shares (2005: 2,501)	1	1
Additional paid-in capital		1,823,140	509,253
Deficit accumulated during the development stage		(969,309)	(671,648)

		859,877	(157,527)

		$ 1,184,276	$ 62,485

Nature and Continuance of Operations – Note 1

Commitments – Note 8

Subsequent Events – Notes 6, 11 and 13

Contingency – Note 13

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(formerly Cimbix Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended September 30, 2006 and 2005 and

for the period August 17, 2000 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

			August 17,
			2000 (Date of
			Inception) to
			September 30,
	2006	2005	2006

Sales	$ 5,500	$ -	$ 5,500
Cost of sales – Note 5	(4,095)	-	(4,095)

Gross margin	1,405	-	1,405
Other income	-	-	9,500

	1,405	-	10,905

Expenses
Amortization	11,127	-	11,127
Consulting fees – Note 5	79,963	128,535	233,876
Management fees – Note 5	75,000	81,250	280,250
Professional fees – Note 5	52,294	30,858	156,045
Incorporation costs	-	2,005	2,005
Donated services	-	-	11,250
General and administrative – Note 5	30,682	19,851	80,220
Settlement of accounts payable	-	(3,250)	(3,250)
Advance written off – Note 3	50,000	-	85,000
Website development costs written off	-	8,700	8,700

	(299,066)	267,949	865,223

Loss from continuing operations	(297,661)	(267,949)	(854,318)

Gain (loss) from discontinued operations – Schedule 1	-	188,706	(114,991)

Net loss for the period	$ (297,661)	$ (79,243)	$ (969,309)

Basic and diluted loss per share from continuing operations	$ (0.01)	$ (0.01)

Basic and diluted income per share from discontinued operations	$ -	$ 0.01

Weighted average number of shares outstanding	51,321,602	27,895,180

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(formerly Cimbix Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2006 and 2005 and

for the period August 17, 2000 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

			August 17,
			2000 (Date of
			Inception) to
			September 30,
	2006	2005	2006
Operating Activities
Loss from continuing operations	$ (297,661)	$ (267,949)	$ (854,318)
Adjustments to reconcile loss to cash used by operating activities:
Amortization	11,127	-	11,127
Donated services	-	-	11,250
Website development costs written off	-	8,700	8,700
Shares issued for services	26,370	95,700	122,070
Advance written off	50,000	-	50,000
Cost of sales	4,095	-	4,095
Changes in non-cash working capital items:
Accounts receivable	(829)	-	(829)
Prepaid expenses	29	(29)	-
Accounts payable	127,266	(9,014)	259,294

	(79,603)	(172,592)	(388,611)
Investing Activities
License payment advanced	-	(50,000)	(50,000)
Advances to subsidiaries	-	(65,091)	(115,091)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	100	100

	-	(114,991)	(173,691)
Financing Activities
Common stock issued for cash	110,000	212,000	505,921
Increase (decrease) in promissory notes payable	(27,838)	63,838	36,000
Increase in due to related parties	4,959	12,832	29,105

	87,121	288,670	571,026

Increase in cash from continuing operations	7,518	1,087	8,724

Cash from discontinued operations – Note 4	-	(6)	-

Increase in cash during the period	7,518	1,081	8,724

Cash, beginning of the period	1,206	119	-

Cash, end of the period	$ 8,724	$ 1,206	$ 8,724

Non-Cash Transactions – Note 11

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(formerly Cimbix Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Issuance of common shares	200	$ -	$ -	-	$ -	$ 10	$ -	$ 10
Share subscriptions	-	-	150,280	-	-	-	-	150,280
Net loss for the period	-	-	-	-	-	-	(216,896)	(216,896)

Balance, September 30, 2001	200	-	150,280	-	-	10	(216,896)	(66,606)
Share subscriptions	-	-	76,105	-	-	-	-	76,105
Net loss for the year	-	-	-	-	-	-	(29,313)	(29,313)

Balance, September 30, 2002	200	-	226,385	-	-	10	(246,209)	(19,814)
Share subscriptions received	-	-	5,000	-	-	-	-	5,000
Issuance of common shares	80,160	8	(231,385)	-	-	232,542	-	1,165

Balance, carryforward	80,360	8	-	-	-	232,552	(246,209)	(13,649)

…/cont’d

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

Continued

(formerly Cimbix Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Adjustment to number of shares outstanding as a result of the acquisition of Millennium Business Group USA, Inc.
Millennium Business Group USA, Inc.	(80,360)	(8)	-	-	-	(232,552)	232,560	-
Cimbix Corporation	170,240	17	-	-	-	232,543	(232,560)	-
Fair value of shares issued in connection with the acquisition of Millennium Business Group USA, Inc.	80,360	8	-	2,501	1	(9)	-	-
Net asset deficiency of legal parent at date of reserve take-over transaction	-	-	-	-	-	-	(20,167)	(20,167)
Issue of common shares	2,772	-	-	-	-	13,810	-	13,810
Issue of common shares	1,000	-	-	-	-	7,500	-	7,500
Donated services	-	-	-	-	-	2,250	-	2,250
Net loss for the year	-	-	-	-	-	-	(98,849)	(98,849)

Balance, September 30, 2003	254,372	25	-	2,501	1	256,094	(365,225)	(109,105)

…/cont’d

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

Continued

(formerly Cimbix Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2006

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2003	254,372	25	-	2,501	1	256,094	(365,225)	(109,105)
Issue of common shares	5,000	1	-	-	-	49,999	-	50,000
Issue of common shares	600,000	60	-	-	-	29,940	-	30,000
Net loss for the year	-	-	-	-	-	-	(227,180)	(227,180)

Balance, September 30, 2004	859,372	86	-	2,501	1	336,033	(592,405)	(256,285)
Issue of common shares	160,000	16	-	-	-	484	-	500
Issue of common shares	36,000,000	3,600	-	-	-	86,400	-	90,000
Issue of common shares	8,960,000	896	-	-	-	94,304	-	95,200
Issue of common shares	2,440,000	244	-	-	-	121,756	-	122,000
Issue of common shares	250,000	25	-	-	-	11,225	-	11,250
Disposal of MBG	-	-	-	-	-	(140,949)	-	(140,949)
Net loss for the year	-	-	-	-	-	-	(79,243)	(79,243)

Balance, September 30, 2005	48,669,372	4,867	-	2,501	1	509,253	(671,648)	(157,527)
Issue of common shares	336,000	34	-	-	-	15,086	-	15,120
Issue of common shares	10,000,000	1,000	-	-	-	619,000	-	620,000
Issue of common shares	440,000	44	-	-	-	109,956	-	110,000
Issue of common shares	1,000,000	100	-	-	-	559,900	-	560,000
Inventory donated – Note 11	-	-	-	-	-	9,945	-	9,945
Net loss for the year	-	-	-	-	-	-	(297,661)	(297,661)

Balance, September 30, 2006	60,445,372	$ 6,045	$ -	2,501	$ 1	$ 1,823,145	$ (969,309)	$ 859,877

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

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

Schedule 1

(formerly Cimbix Corporation)

(A Development Stage Company)

STATEMENTS OF DISCONTINUED OPERATIONS

for the years ended September 30, 2006 and 2005

(Stated in US Dollars)

	2006	2005

Expenses
Bank charges	$ -	$ 71
Management fees – Note 5	-	45,000

	-	45,071

Loss from discontinued operations before other item	-	(45,071)

Other item
Gain on disposal of subsidiaries – Note 4	-	233,777

Gain from discontinued operations	$ -	$ 188,706

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(formerly Cimbix Corporation)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company has exclusive world wide licenses for the rights to market and distribute commercial water generator machines and home/office water generator machines.  Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $969,309 since its inception, has a working capital deficiency of $308,996 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has obtained additional funds by equity financing and/or related party advances (Note 11), however there is no assurance that this additional funding is adequate and further funding may be necessary.

On September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire International, Inc.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 2

Note 2

Significant Accounting Policies – (cont’d)

a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Millennium Business Group USA, Inc., Advanced Dental Technologies Inc., Petsmo Inc. and Aqua Technologies, Inc. (Note 10).  Millennium Business Group USA, Inc. and Advanced Dental Technologies Inc. were included in the accounts until March 31, 2005, the date of their disposition (Note 4).  All inter-company transactions and balances have been eliminated.

c)

Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

d)

Inventory

Inventory, which consists of finished goods, is valued at the lower of cost and net realizable value using the first in first out (FIFO) method.

e)

Website Development Costs

Under the provisions of Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Development or Obtained for Internal Use,” the Company previously capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation.  Costs are amortized to expense over an estimated useful life of three years using the straight-line method.  Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred.  The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 “Accounting of the Impairment of Long Lived Assets.”

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 3

Note 2

Significant Accounting Policies – (cont’d)

f)

Intangible Assets and Amortization

The Company has adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment.  Intangible assets with a finite life will be amortized over the estimated useful life of the asset.  The Company’s operational policy for the assessment and measurement of any impairment in the intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets.  The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows.  If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.  The license rights are amortized straight-line over the initial terms of 15 years.

g)

Revenue Recognition

The Company receives revenues from the sale of water generator machines.  The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured.  A one-year warranty is provided by the Company on all its products.

h)

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” which requires the use of the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

i)

Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 4

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

This agreement was subject to a 20% royalty on net profits.

The common shares were never issued and the asset purchase agreement was mutually terminated on July 17, 2006.  The Company wrote-off the $50,000 advance during the year ended September 30, 2006.

Note 4

Discontinued Operations

Effective April 8, 2003, the Company acquired 100% of the issued and outstanding shares of Millennium Business Group USA, Inc. (“MBG”) by issuing 80,360 common shares, 2,501 preferred shares, and 38,760 share purchase warrants for the purchase of an additional 38,760 common shares at $2.50 per share to April 8, 2008.  Since this transaction resulted in the former shareholders of MBG owning the majority of the issued shares of the Company, the transaction, which is referred to as a “reverse acquisition,” was treated for accounting purposes as an acquisition by MBG of the net assets and liabilities of the Company.

The Company had a net asset deficiency at the acquisition date, therefore, the shares issued on acquisition were issued at fair value of $Nil with the net asset deficiency of $20,167 charged to deficit.  MBG was deemed to be the purchaser for accounting purposes.  Accordingly, its net assets were included in the consolidated balance sheet at their previously recorded amounts.

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 5

Note 4

Discontinued Operations – (cont’d)

The acquisition was summarized as follows:

Current assets
Cash	$ 394

Current liabilities
Accounts payable	8,435
Related party payable	12,126

20,561

Net asset deficiency	$ (20,167)

On March 31, 2005, the Company disposed of MBG and its inactive subsidiary, Advanced Dental Technologies Inc.  The subsidiaries were sold to an unrelated party for proceeds of $100.  The loss related to MBG’s operations has been disclosed up to the date of disposal as loss from discontinued operations.

The gain on disposal of the MBG shares was determined as follows:

Proceeds on disposal of subsidiary	$ 100

Net asset deficiency of subsidiary:
Prepaid expenses – Note 5	33,500
Patents	20
Accounts payable – Note 5	(90,943)
Due to related parties – Note 5	(35,304)
Paid in capital	(140,950)

(233,677)

Gain on disposal of subsidiary	$ 233,777

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 6

Note 4

Discontinued Operations – (cont’d)

Cash flows from discontinued operations are as follows:

	2006	2005

Operating Activities
Gain from discontinued operations	$ -	$ 188,706
Item not involving cash:
Gain on disposal of subsidiary	-	(233,777)
Changes in non-cash working capital balances consist of:
Prepaid expenses	-	(18,500)
Accounts payable	-	28,474

	-	(35,097)

Financing Activities
Decrease in due to related parties	-	(30,000)
Advances from parent	-	65,091

	-	35,091

Decrease in cash from discontinued operations during the year	-	(6)

Cash, beginning of the year	-	6

Cash, end of the year	$ -	$ -

Note 5

Related Party Transactions – Note 11

During the years ended September 30, 2006 and 2005, directors of the Company, the spouse of a director of the Company and a company with directors in common with the Company charged the following expenses to the Company:

	2006	2005

Cost of sales	$ 4,095	$ -
General and administrative	12,000	3,000
Consulting fees	-	1,000
Interest	6,000	3,000
Management fees	75,000	81,250
Professional fees	-	600
Management fees – discontinued operations	-	45,000

	$ 97,095	$ 133,850

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 7

Note 5

Related Party Transactions – Note 11 – (cont’d)

Included in inventory at September 30, 2006, are goods valued at $5,850 provided at no cost by a company with directors in common with the Company (2005 - $Nil).

Included in accounts payable at September 30, 2006 is $116,149 owing to directors and former directors of the Company and to the spouse of a director of the Company (2005 - $90,959).

Included in promissory notes payable at September 30, 2006 is $36,000 due to a director of the Company (2005 - $33,000).

Amounts due to related parties are due to directors and former directors of the Company and to the spouse of a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Included in prepaid expenses of MBG at March 31, 2005, is prepaid management fees of $33,500 paid to a director of the Company.

Included in accounts payable of MBG at March 31, 2005, is $67,250 due to directors and former directors of the Company.

During the year ended September 30, 2005, directors of the Company purchased 5,600,000 common shares of the Company for $14,000.

Note 6

License Rights

	2006			2005
		Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 11,127	$ 1,168,873	$ -

Pursuant to an agreement dated July 10, 2006 and subsequently amended on October 19, 2006, the Company issued 10,000,000 common shares at the fair value of $0.062 per share for the exclusive world wide marketing and distribution rights to a line of commercial water generators.  The term of the license is for 15 years with a 10 year renewal option.

Pursuant to an agreement dated September 12, 2006 and subsequently amended on October 19, 2006, the Company issued 1,000,000 common shares at the fair value of $0.56 per share for the exclusive world wide marketing and distribution rights to a line of home/office water generators.  The term of the license is for 15 years with a 10 year renewal option.

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 8

Note 7

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	2006	2005

January 28, 2007	$ 36,000	$ 33,000
August 15, 2006	-	30,838

	$ 36,000	$ 63,838

Note 8

Capital Stock – Notes 3, 5, 6 and 11

Private Placement

During the year ended September 30, 2006, the Company completed a private placement of 440,000 common shares at $0.25 per share for proceeds of $110,000.

Share Purchase Warrants

At September 30, 2006, 2005 and 2004, there were 38,760 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $2.50 until April 8, 2008.

S-8 Shares

Pursuant to agreements dated June 20, 2005, the Company agreed to issue 8,000,000 common shares at $0.045 per share to six consultants for consulting services with respect to the business of Petsmobility (Note 3).  At September 30, 2005, 7,750,000 common shares were being held by the Company to be released in the future as work was performed.  At September 30, 2005, prepaid expenses included $11,250 with respect to 250,000 common shares released for services to be provided to the Company.  During the year ended September 30, 2006, the Company released an additional 336,000 common shares for consulting services provided.  The total services provided during the year ended September 30, 2006 were $26,370 in exchange for 586,000 common shares.  The remaining 7,414,000 common shares were returned to treasury due to the termination of the Petsmobility licence and asset purchase agreements.

Note 9

Income Taxes

The Company has losses for tax purposes totalling $969,309 which may be applied against future taxable income.  These losses begin to expire in 2025.  The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 9

Note 9

Income Taxes – (cont’d)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2006	2005

Tax loss carry-forwards	$ 329,565	$ 228,360
Valuation allowance	(329,565)	(228,360)

	$ -	$ -

Note 10

Acquisition of Subsidiary

On September 7, 2006, the Company acquired 100% of the common shares of Wataire International, Inc., an inactive Nevada corporation, for $1,000.  On September 28, 2006, the subsidiary’s name was change to Aqua Technologies, Inc.

Note 11

Subsequent Events – Notes 6 and 13

Subsequent to September 30, 2006, the Company:

i)

entered into a private placement agreement to issue 2,083,333 units at $0.48 per unit for proceeds of $1,000,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before April 30, 2007, $1.00 per share on or before October 31, 2007, or at $1.15 per share on or before April 30, 2008.  The $1,000,000 was received on January 12, 2007.

ii)

approved its 2006 Stock Option Plan to grant up to 11,000,000 stock options.

iii)

granted 1,475,000 stock options entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share until September 30, 2013.

iv)

granted 4,925,000 stock options entitling the holders thereof the right to purchase one common share for each option held at $0.62 per share until September 30, 2013.

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 10

Note 11

Subsequent Events – Notes 6 and 13 – (cont’d)

v)

entered into two marketing agreements pursuant to which the Company would pay $1,000,000 and issue 1,000,000 common shares as follows:

		Common
	Cash	Shares

Upon filing a registration statement	$ -	100,000
January 15, 2007	250,000	150,000
February 15, 2007	250,000	-
March 15, 2007	250,000	-
April 15, 2007	250,000	250,000
July 15, 2007	-	250,000
October 15, 2007	-	250,000

	$ 1,000,000	1,000,000

The registration statement has not been filed and the cash and share payments have not been paid.

vi)

entered into a private placement agreement to issue 133,333 units at $0.75 per unit for proceeds of $100,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before June 30, 2007, $1.00 per share on or before December 31, 2007, or at $1.15 per share on or before December 31, 2008.  This private placement has not closed.

vii)

received three loans of $175,000, $40,000 and Cdn$90,000.  The loans are unsecured, non-interest bearing (except for the loan of $40,000, which bears interest at 10% per annum) and are due on demand.

viii)

approved the issuance of up to 280,000 units at $0.75 per unit to settle amounts due to a director and a former director of the Company totalling approximately $210,000.  $181,000 was included in accounts payable, promissory notes payable and due to related parties at September 30, 2006.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before June 30, 2007, $1.00 per share on or before December 31, 2007, or at $1.15 per share on or before December 31, 2008.  This debt settlement has not closed.

ix)

granted 2,875,000 stock options entitling the holders thereof the right to purchase one common share for each option held at $1.10 per share until September 30, 2013.

Wataire International, Inc.

(formerly Cimbix Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

(Stated in US Dollars) – Page 11

Note 12

Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. The following transactions were excluded from the statements of cash flows:

During the year ended September 30, 2006:

-

pursuant to an agreement dated July 10, 2006, the Company issued 10,000,000 common shares at $0.062 per share for the exclusive marketing and distribution rights to a line of commercial water generators.

-

pursuant to an agreement dated September 12, 2006, the Company issued 1,000,000 common shares at $0.56 per share for the exclusive marketing and distribution rights to a line of home/office water generators.

-

the Company obtained inventory which was provided by a company with common directors at no charge.  The fair value of this inventory, totaling $9,945, was credited to additional paid-in capital.

Note 13

Contingency

Subsequent to September 30, 2006, the Company was named as a defendant in a lawsuit whereby the plaintiffs are claiming general damages, with respect to funds totaling approximately $94,000 which were allegedly misappropriated, interest, costs and such further and other relief as the court may deem just.  Management of the Company believes the claim is without merit and it is unlikely to succeed.  The action is currently in the pleading stage.  The Company has filed a statement of defense denying the allegations and a counterclaim for defamation.

Note 14

Economic Dependence

The Company’s inventory of water generator machines is purchased from one supplier.

During the year ended September 30, 2006, two customers accounted for 85% and 15% of revenues respectively.

Note 15

Comparative Figures

Certain comparative figures as at September 30, 2005 and for the year then ended have been reclassified in order to comply with the financial statement presentation adopted for the year ended September 30, 2006.

Endnotes

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604 TELEPHONE: 604-689-0188
VANCOUVER CANADA FACSIMILE: 604-689-9773
V6C 2T7 E-MAIL: amishan@telus.net