Form 10QSB
period 2006-12-31
WATAIRE INTERNATIONAL, INC.
filed 2007-02-14
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:                                             December 31, 2006

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from     to

Commission file number       000-49955

WATAIRE INTERNATIONAL, INC.

 (Exact name of small business issuer as specified in its charter)

Washington                                        91-2060082

 (State or other jurisdiction of           (I.R.S. Employer

incorporation or organization)            Identification No.)

                       Suite 300 Warner Center, 21550 Oxnard Street,

Woodland Hills, California                   91367

(Address of principal executive offices)   (Zip Code)

Issuer's telephone number   (310) 728 – 6306

CIMBIX CORPORATION

#134, 9663 SANTA MONICAL BLVD, BEVERLY HILLS, CALIFORNIA 90210

(Former name, former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes [   ]  No [X]

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2006:

                    60,445,372 Shares of Common Stock

Transitional Small Business Disclosure Format: Yes [  ] No [X]

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2006 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		December 31,	September 30
ASSETS		2006	2006

Current
Cash		$ 2,183	$ 8,724
Accounts receivable		800	829
Prepaid expenses		2,866	-
Inventory – Note 4		2,925	5,850

		8,774	15,403
License rights – Note 8		1,149,206	1,168,873

		$ 1,157,980	$ 1,184,276

LIABILITIES

Current
Accounts payable – Note 4		$ 356,853	$ 259,294
Promissory notes payable – Notes 4 and 9		77,655	36,000
Due to related parties – Note 4		30,215	29,105

		464,723	324,399

STOCKHOLDERS’ EQUITY

Capital stock – Notes 5 and 11
Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001, redeemable at $0.005
Issued and outstanding:
60,445,372	common shares (September 30, 2006: 60,445,372)	6,045	6,045
2,501	preferred shares (September 30, 2006: 2,501)	1	1
Additional paid-in capital		5,427,140	1,823,140
Deficit accumulated during the development stage		(4,739,929)	(969,309)

		693,257	859,877

		$ 1,157,980	$ 1,184,276

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended December 31, 2006 and 2005 and

for the period August 17, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Three months ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006

Sales	$ 3,125	$ -	$ 8,625
Cost of sales – Note 4	(2,925)	-	(7,020)

Gross margin	200	-	1,605
Other income	-	-	9,500

	200	-	11,105

Expenses
Amortization	19,667	-	30,794
Consulting fees	10,000	7,215	243,876
Management fees – Note 4	15,000	18,750	295,250
Professional fees	30,845	8,475	186,890
Marketing and promotion	68,209	-	68,209
Travel	5,885	-	5,885
Rent	3,841	-	3,841
Incorporation costs	-	-	2,005
Donated services	-	-	11,250
General and administrative – Note 4	13,373	6,065	93,593
Settlement of accounts payable	-	-	(3,250)
Advances written off	-	-	85,000
Website development costs written off	-	-	8,700
Stock-based compensation – Note 5	3,604,000	-	3,604,000

	(3,770,820)	(40,505)	(4,636,043)

Loss from continuing operations	(3,770,620)	(40,505)	(4,624,938)

Loss from discontinued operations	-	-	(114,991)

Net loss for the period	$ (3,770,620)	$ (40,505)	$ (4,739,929)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	60,445,372	48,837,372

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2006 and 2005 and

for the period August 17, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2006	2005	2006
Operating Activities
Loss from continuing operations	$ (3,770,620)	$ (40,505)	$ (4,624,938)
Adjustments to reconcile loss to cash used by operating activities:
Amortization	19,667	-	30,794
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	-	122,070
Advance written off	-	-	50,000
Inventory	2,925	-	7,020
Sales	(1,875)	-	(1,875)
Stock-based compensation	3,604,000	-	3,604,000
Marketing and promotion	1,875	-	1,875
Changes in non-cash working capital items:
Accounts receivable	29	-	(800)
Prepaid expenses	(2,866)	-	(2,866)
Accounts payable	97,559	37,609	356,853

	(49,306)	(2,896)	(437,917)
Investing Activities
License payment advanced	-	-	(50,000)
Advances to subsidiaries	-	-	(115,091)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	-	-	(173,691)
Financing Activities
Common stock issued for cash	-	-	505,921
Increase in promissory notes payable	41,655	1,513	77,655
Increase in due to related parties	1,110	215	30,215

	42,765	1,728	613,791

Increase (decrease) in cash during the period	(6,541)	(1,168)	2,183

Cash, beginning of the period	8,724	1,206	-

Cash, end of the period	$ 2,183	$ 38	$ 2,183

Non-Cash Transactions – Note 6

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Issuance of common shares	200	$ -	$ -	-	$ -	$ 10	$ -	$ 10
Share subscriptions	-	-	150,280	-	-	-	-	150,280
Net loss for the period	-	-	-	-	-	-	(216,896)	(216,896)

Balance, September 30, 2001	200	-	150,280	-	-	10	(216,896)	(66,606)
Share subscriptions	-	-	76,105	-	-	-	-	76,105
Net loss for the year	-	-	-	-	-	-	(29,313)	(29,313)

Balance, September 30, 2002	200	-	226,385	-	-	10	(246,209)	(19,814)
Share subscriptions received	-	-	5,000	-	-	-	-	5,000
Issuance of common shares	80,160	8	(231,385)	-	-	232,542	-	1,165

Balance, carry forward	80,360	8	-	-	-	232,552	(246,209)	(13,649)

…/cont’d

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

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

…/cont’d

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2003	254,372	25	-	2,501	1	256,094	(365,225)	(109,105)
Issue of common shares	5,000	1	-	-	-	49,999	-	50,000
Issue of common shares	600,000	60	-	-	-	29,940	-	30,000
Net loss for the year	-	-	-	-	-	-	(227,180)	(227,180)

Balance, September 30, 2004	859,372	86	-	2,501	1	336,033	(592,405)	(256,285)
Issue of common shares	160,000	16	-	-	-	484	-	500
Issue of common shares	36,000,000	3,600	-	-	-	86,400	-	90,000
Issue of common shares	8,960,000	896	-	-	-	94,304	-	95,200
Issue of common shares	2,440,000	244	-	-	-	121,756	-	122,000
Issue of common shares	250,000	25	-	-	-	11,225	-	11,250
Disposal of MBG	-	-	-	-	-	(140,949)	-	(140,949)
Net loss for the year	-	-	-	-	-	-	(79,243)	(79,243)

Balance, September 30, 2005	48,669,372	4,867	-	2,501	1	509,253	(671,648)	(157,527)
Issue of common shares	336,000	34	-	-	-	15,086	-	15,120
Issue of common shares	10,000,000	1,000	-	-	-	619,000	-	620,000
Issue of common shares	440,000	44	-	-	-	109,956	-	110,000
Issue of common shares	1,000,000	100	-	-	-	559,900	-	560,000
Inventory donated	-	-	-	-	-	9,945	-	9,945
Net loss for the year	-	-	-	-	-	-	(297,661)	(297,661)

Balance, September 30, 2006	60,445,372	6,045	-	2,501	1	1,823,140	(969,309)	859,877

…/cont’d

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2006

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2006	60,445,372	6,045	-	2,501	1	1,823,140	(969,309)	859,877

Net loss for the period	-	-	-	-	-	-	(3,770,620)	(3,770,620)
Stock-based compensation	-	-	-	-	-	3,604,000	-	3,604,000

Balance, December 31, 2006	60,445,372	$ 6,045	$ -	2,501	$ 1	$ 5,427,140	$ (4,739,929)	$ 693,257

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

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s September 30, 2006 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2006 annual financial statements.

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ended September 30, 2007.

Note 2

Nature and Continuance of Operations

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company has exclusive worldwide licenses for the rights to market and distribute commercial water generator machines and home/office water generator machines.  Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $4,739,929 since its inception, has a working capital deficiency of $455,949 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in

SEE ACCOMPANYING NOTES

place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Additional Significant Accounting Policies

a)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share-Based Payment”, a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R is effective for interim or annual periods beginning after December 15, 2005.  The Company adopted FAS 123R on October 1, 2006.

b)

Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”.  Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year.  Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date.  All exchange gains and losses are included in the determination of net income (loss) for the year.

Note 4

Related Party Transactions

During the three months ended December 31, 2006 and 2005, directors of the company and the spouse of a director of the Company charged the following expenses to the Company:

	2006	2005

Cost of sales	$ 2,925	$ -
Administrative fees	7,343	3,000
Interest	756	756
Management fees	15,000	18,750

	$ 26,024	$ 22,506

Included in accounts payable at December 31, 2006 is $138,492 owing to directors of the Company and to the spouse of a director of the Company (September 30, 2006 - $116,149).

SEE ACCOMPANYING NOTES

Note 4

Related Party Transactions – (cont’d)

Included in promissory notes payable at December 31, 2006 is $36,756 due to a director of the Company (September 30, 2006 - $36,000).

Included in inventory at December 31, 2006 are goods valued at $2,925 provided at no cost by a company with directors in common with the Company (September 30, 2006 - $5,850).

Amounts due to related parties are due to directors of the Company and to the spouse of a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5

Common Stock – Note 11

Commitments:

Share Purchase Warrants

At December 31, 2006 and September 30, 2006, there were 38,760 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $2.50 until April 8, 2008.

Private Placement

On October 17, 2006, the Company entered into a private placement agreement to issue 2,083,333 units at $0.48 per unit for proceeds of $1,000,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before April 30, 2007, $1.00 per share on or before October 31, 2007 or at $1.15 per share on or before April 30, 2008.  Subsequent to December 31, 2006, the Company received $609,285 (CDN$710,000) with respect to this private placement.  The shares have not been issued.

Stock Purchase Options

During the three months ended December 31, 2006, the Company granted 1,475,000 stock options entitling the holders thereof the right to purchase one common share for each option held at $0.50 per share.  These options vest immediately and expire on September 30, 2013.

During the three months ended December 31, 2006, the Company granted 4,925,000 stock options entitling the holders thereof the right to purchase one common share for each option held at $0.62 per share.  These options vest immediately and expire on September 30, 2013.

SEE ACCOMPANYING NOTES

Note 5

Common Stock – (cont’d)

Stock Purchase Options – (cont’d)

The fair value of these share purchase options which were granted during the three months ended December 31, 2006 was determined using the Company’s historical stock prices and the Black-Scholes option-pricing model with the following assumptions:

December 31,
2006

Risk free rate	4.69%
Dividend yield	0%
Weighted average expected volatility	157%
Weighted average expected option life	6.94 yrs

Weighted average fair value	$ 0.56
Total options outstanding	6,400,000
Total fair value of options outstanding	$ 3,604,000

Note 6

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the three months ended December 31, 2005, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  This transaction was excluded from the statement of cash flows.

Note 7

Contingency

On October 11, 2006, the Company was named as a defendant in a lawsuit whereby the plaintiffs are claiming general damages, with respect to funds totaling approximately $94,000 which were allegedly misappropriated, interest, costs and such further and other relief as the court may deem just.  Management of the Company believes the claim is without merit and it is unlikely to succeed.  The action is currently in the pleading stage.  The Company has filed a statement of defense denying the allegations and a counterclaim for defamation.

SEE ACCOMPANYING NOTES

Note 8

License Rights

	December 31,			September 30,
	2006			2006
Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 30,794	$ 1,149,206	$ 1,168,873

The license rights are amortized straight-line over the initial terms of 15 years.

Note 9

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	December 31,	September 30,
	2006	2006

January 28, 2007	$ 36,756	$ 36,000
October 9, 2007	40,899	-

	$ 77,655	$ 36,000

Note 10

Commitments

On December 11, 2006 and December 12, 2006, the Company entered into two marketing agreements in which the Company would pay $1,000,000 and issue 1,000,000 common shares as follows:

		Common
	Cash	Shares

Upon filing a registration statement	$ -	100,000
January 15, 2007	250,000	150,000
February 15, 2007	250,000	-
March 15, 2007	250,000	-
April 15, 2007	250,000	250,000
July 15, 2007	-	250,000
October 15, 2007	-	250,000

	$ 1,000,000	1,000,000

On February 5, 2007, the Company paid $50,000 in respect to the cash portion of the agreements.  The registration statement has not been filed and the share payments have not been made.

SEE ACCOMPANYING NOTES

Note 11

Subsequent Events – Note 5

a)

On January 8, 2007, the Company received a loan of $175,000.  The loan is unsecured, non-interest bearing and due on demand.

b)

On January 9, 2007, the board of directors amended its 2006 Stock Option Plan and increased the authorized reserved shares for issuance of incentive stock options to 11,000,000 shares of its common stock.  In addition, the Company granted 2,875,000 stock options at an exercise price of $1.10 per share.  These stock options expire on September 30, 2013.

c)

On January 9, 2007, the Company approved the issuance of up to 280,000 units at $0.75 per unit to settle amounts due to a director and a former director of the Company totalling up to $210,000 ($202,621 was included in accounts payable, promissory notes payable and due to related parties at December 31, 2006).  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before June 30, 2007, $1.00 per share on or before December 31, 2007, or at $1.15 per share on or before December 31, 2008.  This debt settlement has not closed.

d)

On January 9, 2007, the Company entered into a private placement agreement to issue 133,333 units at $0.75 per unit for proceeds of $100,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before June 30, 2007, $1.00 per share on or before December 31, 2007, or at $1.15 per share on or before December 31, 2008.  This private placement has not closed.

e)

On January 10, 2007, the Company received a loan of $77,233 (CDN$90,000).  The loan is unsecured, non-interest bearing and due on demand.

f)

On January 25, 2007, the Company entered into a license agreement with a United Kingdom corporation pursuant to which the Company granted an exclusive license in the United Kingdom to use the Company’s water-generation technology for bottling and selling atmospheric-generated water.  The term of the exclusive license is 14 years with an option to extend the license for an additional 10 years.

As consideration for the license agreement, the United Kingdom corporation agreed to purchase $1,000,000 of water-generating equipment from the Company over the next 12 months, with $250,000 in equipment purchases to be made on or before May 30, 2007, an additional $250,000 in equipment purchases to be made on or before September 30, 2007, and the remaining $500,000 of equipment purchases to be made on or before January 31, 2008.

As additional consideration for the license, the United Kingdom corporation agreed to pay a royalty to the Company equal to 5% of its revenues from the sale of bottled water produced using the technology.

SEE ACCOMPANYING NOTES

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Wataire International, Inc. (the "Company," "we," "us" or "our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended December 31, 2006.  This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

CORPORATE HISTORY

Wataire International, Inc. ("Wataire," the "Company," "us," or "we") was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission (the "SEC") since November 2000.  On October 3, 2006, the Company changed its name to Wataire International, Inc.  Previously on August 26, 2003, the Company had changed its name from Corporate Development and Innovation, Inc. to Cimbix Corporation.  The Company now trades under the ticker symbol "WTAR" on the Over-the-Counter Bulletin Board.

THE COMPANY

In July 2006, we entered into an exclusive license agreement with Wataire Industries Inc. (“WII”) to market and distribute their proprietary atmospheric water generation machines.  The WII license agreement provides a 15-year initial term and an option to extend the license for an additional 10 years.  The focus of our business is to fully exploit our exclusive license agreement with WII by marketing and distributing their commercial and home/office water generation machines as well as their under-the-counter/over-the-counter units, their water-producing greenhouse, and any future products developed by WII using WII’s trade name and trademark.

The atmospheric water generator produces purified water from the atmosphere by using a condensing surface and a special filtration system that removes dust, airborne particles and bacteria to generate clean drinking water and, at the same time, simultaneously cleaning the air. This method of extracting water vapor has been in use for many years.

SEE ACCOMPANYING NOTES

Some similar applications include air conditioners and dehumidifiers. The actual water production and cost per gallon varies with the humidity and temperature of the atmosphere of the specific site in which the unit is employed.

The Wataire water generation equipment is a water-from-air technology system developed by a team of specialized technicians incorporating patent pending technologies that control bacterial contamination. The Company currently sells two types of atmospheric units:  (i) small-scale home/office units, which include a full-sized upright model and a countertop model and which can produce between four to seven gallons of water per day depending on humidity and temperature levels of the location of the unit, and (ii) commercial/industrial units capable of producing more than 5,000 liters (675 gallons) of safe drinking water each day depending upon ambient conditions.

The home/office units are designed to replace bottled water and purified water dispensers, eliminating the need for replenishment and storage of plastic bottles.  These units are intended for usage in residences, schools, offices, hospitals and restaurants.  They can also serve as a personal disaster relief unit for consumers in circumstances such as hurricane Katrina where residents in the affected area had no drinking water.

The industrial units are intended for use in military camps, industrial applications such as factories, commercial applications such as hotels, humanitarian and disaster relief applications where fresh drinking water is scarce.

The water generation equipment is a water-from-air technology system developed by a team of specialized technicians incorporating patent pending technologies that control bacterial contamination. The water generating units are equipped with an electronic control system that turns the machine on and off when full and can circulate the water to maintain clean drinking water 24 hours a day, 365 days a year.  It has a dynamic display to allow for monitoring the machine's operation, showing when a new filter is required. Water generated from the Wataire machines meets World Health Organization drinking water standards.

The system provides an independent, sustainable, safe water source for a wide variety of possible circumstances such as mining and petroleum exploration camps, bottled water and beverage manufacturers, food manufacturers, military camps, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations.  According to field trials recently held in Belize and Thailand, the system performed well in a tropical environment producing the design projected volume of water and achieving the desired water quality standards. While we believe the unit is also economically viable in temperate climates, the Wataire units work best in the tropics due to the high humidity levels, which will produce the highest rate of water production at the lowest cost per gallon.

The patent pending water treatment system is comprised of a three-stage water treatment design that cleans water to meet World Health Organization guidelines.  The unit consists of a filtration system, a food-grade dehumidifier water producing module, and a water

SEE ACCOMPANYING NOTES

treatment module. The water treatment process is proprietary and may be subject of various patent applications already filed by WII or through WII’s strategic alliance with Canadian Dew Technologies Inc.

The process basically involves taking filtered moist air from the atmosphere and dehumidifying it for treatment by the water treatment module.  This produced water is then processed through sediment filters, ultra-fine filters, activated charcoal filters and ultraviolet light treatment that eliminate virtually all biological contaminants including bacteria, viruses, and pollutants that are in the air. Atmospheric water vapor is an abundant resource that can be used with virtually no negative environmental impacts.  The machine should be situated in a space that can provide fresh flowing air to the machine intake as it dehumidifies the space.  The water-from-air technology has received broad acceptance around the world as a new and sustainable source of potable water.

Our target markets for the water-from-air systems are businesses, governments, and people who are situated in the humid tropics.  To date, WII has sold various units of their atmospheric water generator in over 30 different countries and has received positive response from system users.  The Company has just begun its marketing launch.  As of this date, the Company has sold some of the home/office units and received purchase orders from the US Navy and from other sales contracts for its commercial/industrial units.

PLAN OF OPERATION

Our objective is to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams. We anticipate that total expenditures over the next 12 months will be approximately $5,000,000. These funds may be raised through equity or debt financings, sales of product, royalty streams from sub-licensing. Raising additional capital will result in further dilution in the equity ownership of the Company’s shares by its current shareholders.  There is no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.

We have no cash to fund our operations at this time, so we plan to offer common stock in private placements during the next 12 months to raise minimum proceeds of $5,000,000.  We believe the proceeds from such private placements will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $5,000,000 in private placement transactions over the next 12 months to cover our minimum cash requirements, we anticipate that it would be allocated as follows:

•$1,000,000 for Cucoloris Films, Inc. to handle our marketing, branding, media, public relations and advertising;

•$ 850,000 to purchase start-up inventory;

•$ 600,000 for management salaries and wages;

SEE ACCOMPANYING NOTES

•$ 600,000 to hire additional managers and staff in the sales, administration, Web development and investor relations departments for our US offices;

•$ 500,000 for transaction costs;

•$ 500,000 for demonstration units;

•$ 300,000 for professional services and filing requirements;

•$ 150,000 for travel and vehicles costs;

•$ 100,000 for operational infrastructure costs including rent, communications, and consumable supplies,

•$ 100,000 for miscellaneous promotion and tradeshows; and

•$ 300,000 for general working capital.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing sales and product development programs as well as its organization of the Company.  We will require additional funding to continue our sales and product development programs, for operating expenses, for marketing expenses, to pursue regulatory approvals for our products, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing capabilities in the future.  We may seek to access the public or private equity markets whenever conditions are favorable.  We may also seek additional funding through strategic alliances or collaborate with others. We cannot be certain that adequate funding will be available on terms acceptable to us, if at all. Because we are presently in the early stages of development and promotional stages of our business, we can provide no assurance that we will be successful with our efforts to establish revenue sufficient to operate at a break-even or profitable level.  In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate sufficient revenue to maintain our operations.

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

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than disclosed elsewhere in this report. The Company continues to seek business opportunities to either complement or accentuate its current business initiatives.

COMPETITION

Water purification and bottled water industries are highly competitive. According to WII’s internal research, there are possibly nine entities experimenting with the

SEE ACCOMPANYING NOTES

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

We believe a robust market opportunity exists for our atmospheric water generators and filtration systems.  The WII technology provides an alternative solution to the world’s shortage of fresh water and can provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are increasingly conscious of the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human health.

We want to be identified as an environmentally sustainable business. Clean drinking water is becoming a scarce commodity as our population increases.  Pollution from sewage, industry, agriculture and acid rain has destroyed many surface water reservoirs and aquifers.  We believe water generation treatment and filtration is poised to be an important humanitarian industry as we learn more about global warming.

MARKET ANALYSIS AND STRATEGY

Our development is still in its early stages, however we anticipate having an outline of our marketing strategy in the spring of 2007.  In December 2006, the Company retained Cucoloris Films, Inc. (“Cucoloris”), a Los Angeles-based multimedia and marketing company to help us with our marketing needs.  Cucoloris is specialized in launching and handling large corporate brands for global marketing campaigns.  They have a long history of work with many non-profit organizations, government agencies and foundations including work for the Natural Resources Defense Council and produced many Public Service campaigns.  They have produced commercials all over the world and known for producing product launch and corporate image campaigns.  Some of their campaigns include Coca Cola, Kodak, American Airlines, Visa, Sprint, AT & T, Boeing as well as banks, insurance companies, automobiles and global Fortune 500 companies.  They have received over hundred awards and nominated as production company of the year by the California Film Commission.  Their “Farm Aid” commercial has been selected for the permanent collection at the Museum of Modern Art in New York.

We believe that with their specialized consultancy division in branding content, social messaging and viral marketing their services will enhance the awareness of global warming and how our business can be identified as a proactive, environmentally friendly company.

SEE ACCOMPANYING NOTES

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  Historically, operations have been financed through proceeds from the issuance of equity and loans from directors.  The directors have advanced funds into the company to cover cash flow deficiencies of $1,110.  The advances have no stated repayment terms.  These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.  Recently, the board approved to issue Robert Rosner, our Chief Executive Officer, up to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. As of the date of this Interim Report, this transaction has not closed. Similarly, the board also approved to issue to Donald Walker, former officer and former director of the Company, up to 80,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $60,000 of indebtedness of the Company to Mr. Walker with the same terms and conditions as Mr. Rosner. As of the date of this Interim Report, this transaction has not closed.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2006, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of December 31, 2006 was $2,183. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $4,739,929 and as of December 31, 2006 we had a working a capital deficiency of $455,949.  At the present time, and over the next 12 months, our primary focus will be to (i) raise capital, (ii) develop our marketing plan, new initiatives and operational plan, and (iii) establish sales.

Results of operations for the three-month period ended December 31, 2006, as compared to the three-month period ended December 31, 2005.

Operating Expenses.   For the three-month period ended December 31, 2006, we had total operating expenses of $3,770,820 as compared to total operating expenses of $40,505 for the three month period ended December 31, 2005, an increase of $3,730,315. The increase in operating expenses was generally due to the stock-based compensation of $3,604,000, marketing and promotion of $68,209 and amortization expense of $19,667. Our general operating expenses also increased as compared to prior year.

SEE ACCOMPANYING NOTES

Management Fees.  For the three-month period ended December 31, 2006, we had management fees of $15,000 as compared to $18,750 for the three month period ended December 31, 2005, a decrease of $3,750 in management fees.

Professional Expenses. For the three-month period ended December 31, 2006 we had professional expenses of $30,845 as compared to $8,475 for the three month period ended December 31, 2005, an increase of $22,370, due to the increase accounting and legal counsel fees.

Net Loss. For the three-month period ended December 31, 2006, we had a net loss of $3,770,620 as compared to a net loss of $40,505 for the three month period ended December 31, 2005, an increase of $3,730,115 due basically from the stock-based compensation.

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

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-

SEE ACCOMPANYING NOTES

lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

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

SEE ACCOMPANYING NOTES

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

ITEM 3   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SEE ACCOMPANYING NOTES

We are a defendant in a case filed in October 2006 in the Supreme Court of British Columbia, Canada entitled Atkinson et al. v. Cimbix Corporation et al. The action relates to allegations by plaintiffs that $94,000 in subscriptions was deposited into a law firm’s trust account for investment in On4 Communications Inc., formerly PetsMobility Network (Canada) Inc. (“On4”). The plaintiffs allege that the law firm deducted legal fees from the amount held in trust and transferred the balance of the funds to On4. Both the law firm and On4 are also defendants in the case. The Company believes the claims against it are without merit and unlikely to succeed. The action is currently in the pleading stage. The Company has filed a statement of defense denying the allegations against it and has filed a counter claim for defamation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In October 2006, the Company agreed to issue to P204 Enterprises Ltd. 2,083,333 restricted shares of its Common Stock, $0.0001 par value per share, in consideration for $1,000,000. In connection with the sale of the Shares, the Company issued to P204 Enterprises Ltd. a warrant to purchase 2,083,333 shares of common stock of the Company.  On the condition that the Warrant is exercised on or before April 30, 2007, the exercise price of the warrants is $0.85 per share; on the condition that the warrant is exercised on or before October 31, 2007, the exercise price of the warrant is $1.00 per share; and on the condition that the warrant is exercised on or before April 30, 2008, the exercise price of the Warrant is $1.15 per share.  The Warrant expires on April 30, 2008.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.  This transaction has not been completed. To date, the Company has received $609, 285.

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

In December 2006, the Company agreed to issue 1,000,000 shares of its common stock to Cucoloris Films, Inc. (“Cucoloris”) pursuant to a Form S-8 registration statement as

SEE ACCOMPANYING NOTES

partial consideration for the services of Cucoloris to the Company.  The agreement provided for the registration of the shares prior to December 31, 2006, but the parties have agreed to the filing of the registration statement as soon as practicable after the filing of this Interim Report.  The Agreement provides for the release of 250,000 of the shares to Cucoloris in January 2007, 250,000 shares in April 2007, 250,0000 shares in July 2007, and the remaining 250,000 shares in October 2007.

In January 2007, the Company agreed to issue to James Marsden 133,333 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, for a consideration of $100,000 ($.75 per unit).  The warrants are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008.  As of the date of this Interim Report, this transaction has not closed. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.  This transaction has not been completed.

In January 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, up to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. As of the date of this Interim Report, this transaction has not closed. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Company agreed to issue to Donald Walker, a former officer and director of the Company, up to 80,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $60,000 of indebtedness of the Company to Mr. Walker ($.75 per unit).  The warrants are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. As of the date of this Interim Report, this transaction has not closed. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

SEE ACCOMPANYING NOTES

In January 2007, the Board of Directors approved the grant of 2,000,000 non-qualified stock options outside of the plan to two consultants (1,000,000 options each) with whom the Company is presently negotiating consulting agreements.  Neither the consulting agreements nor the stock option agreements have been executed as of the date of this Interim Report. These non-qualified stock options would be exercisable at $1.10 per share, would, expire on September 30, 2013, and would be fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

 10.10

Consulting Agreement between Cucoloris Films Inc. and the Company dated December 11, 2006 (7)

10.12

Warrant issued to P204 Enterprises Ltd. on October 17, 2006 (11)

SEE ACCOMPANYING NOTES

10.13   License Agreement between Airborn Water Company and the Company dated January 25, 2007 (12)

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

Notes:

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

(12)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated January 31, 2007

(b)

Reports on Form 8-K

On December 21, 2007, we reported to the Securities and Exchange Commission that Ron Moodie resigned as a Director of the Company.

SEE ACCOMPANYING NOTES

On January 11, 2007, we reported to the Securities and Exchange Commission that Mark Miziolek resigned as a Director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATAIRE INTERNATIONAL

Date:

February 14, 2007

 /s/ Robert Rosner

----------------------

Robert Rosner

Chief Executive Officer

SEE ACCOMPANYING NOTES