Form 10QSB
period 2007-03-31
WATAIRE INTERNATIONAL, INC.
filed 2007-05-17
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:                                             March 31, 2007

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

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2007:

                    60,717,908 Shares of Common Stock

Transitional Small Business Disclosure Format: Yes [  ] No [X]

WATAIRE  INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

March 31, 2007 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		March 31	September 30
ASSETS		2007	2006

Current
Cash		$ 14,291	$ 8,724
Accounts receivable		800	829
Prepaid expenses and retainers		1,962	-
Advance on marketing agreements – Note 10		250,000	-
Advance on inventory		298,368	-
Inventory – Note 4		2,925	5,850

		568,346	15,403
Advance on acquisition of intangibles – Note 12		433,050	-
Licence rights – Note 8		1,129,539	1,168,873

		$ 2,130,935	$ 1,184,276

LIABILITIES

Current
Accounts payable		$ 123,344	$ 143,145
Promissory notes payable – Notes 4 and 9		294,834	36,000
Due to related parties – Note 4		52,280	145,254

		470,458	324,399

STOCKHOLDERS’ EQUITY

Capital stock – Notes 5, 10 and 12
Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	Preferred shares with a par value of $0.0001, redeemable at $0.005
Issued and outstanding:
60,717,908	common shares (September 30, 2006: 60,445,372)	6,072	6,045
2,501	Preferred shares (September 30, 2006: 2,501)	1	1
Additional paid-in capital		8,420,265	1,823,140
Share subscriptions – Note 5		880,342	-
Deficit accumulated during the development stage		(7,646,203)	(969,309)

		1,660,477	859,877

		$ 2,130,935	$ 1,184,276

SEE ACCOMPANING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended March 31, 2007 and 2006 and for the period August 17, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

					August 17,
					2000 (Date of
	Three months ended		Six months ended		Inception) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Sales	$ 109,145	$ -	$ 112,270	$ -	$ 117,770
Cost of sales – Note 4	(79,678)	-	(82,603)	-	(86,698)

Gross margin	29,467	-	29,667	-	31,072
Other income	-	-	-	-	9,500

	29,467	-	29,667	-	40,572
Expenses
Advances written off	-	-	-	-	85,000
Amortization	19,667	-	39,334	-	50,461
Consulting fees	30,053	10,933	40,053	18,148	273,929
Donated services	-	-	-	-	11,250
Foreign exchange gain	(14,637)	-	(14,637)	-	(14,637)
General and administrative – Note 4	14,477	4,886	27,690	10,951	107,910
Incorporation costs	-	-	-	-	2,005
Management fees – Note 4	34,273	18,750	49,273	37,500	329,523
Marketing and promotion	10,489	-	78,698	-	78,698
Professional fees	41,357	8,164	72,202	16,639	228,247
Rent	3,921	-	7,762	-	7,762
Settlement of accounts payable	-	-	-	-	(3,250)
Stock-based compensation – Note 5	2,788,750	-	6,392,750	-	6,392,750
Travel	7,391	-	13,276	-	13,276
Website development costs	-	-	-	-	8,700

	2,935,741	42,733	6,706,561	83,238	7,571,784

Loss from continuing operations	(2,906,274)	(42,733)	(6,676,894)	(83,238)	(7,531,212)

Loss from discontinued operations	-	-	-	-	(114,991)

Net loss for the period	$ (2,906,274)	(42,733)	$ (6,676,894)	(83,238)	$ (7,646,203)

Basic and diluted loss per share	$ (0.05)	$ (0.00)	$ (0.11)	$ (0.00)

Weighted average number of shares outstanding	60,608,894	49,005,372	60,526,234	48,920,449

SEE ACCOMPANING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Operating Activities
Loss from continuing operations	$ (6,676,894)	$ (83,238)	$ (7,531,212)
Adjustments to reconcile loss to cash used in operating activities:
Amortization	39,334	-	50,461
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	-	122,070
Advances written off	-	-	50,000
Inventory	2,925	-	7,020
Sales	(1,875)	-	(1,875)
Stock-based compensation	6,392,750	-	6,392,750
Marketing and promotion	1,875	-	1,875
Change in non-cash working capital items:
Accounts receivable	29	-	(800)
Prepaid expenses and retainers	(1,962)	-	(1,962)
Advance on marketing agreements	(250,000)	-	(250,000)
Advance on inventory	(298,368)	-	(298,368)
Accounts payable	38,101	63,774	181,246

	(754,085)	(19,464)	(1,258,845)

Investing Activities
License payment advanced	-	-	(50,000)
Advanced to subsidiaries	-	-	(115,091)
Advance on acquisition of intangibles	(433,050)	-	(433,050)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	(433,050)	-	(606,741)

…/cont’d

SEE ACCOMPANING NOTES

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Six months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007

Financing Activities
Common stock issued for cash	-	-	505,921
Share subscriptions	880,342	-	880,342
Increase in promissory notes payable	295,840	2,992	331,840
Increase in due to related parties	16,520	15,304	161,774

	1,192,702	18,296	1,879,877

Increase (decrease) in cash during the period	5,567	(1,168)	14,291

Cash, beginning of the period	8,724	1,206	-

Cash, end of the period	$ 14,291	$ 38	$ 14,291

Non-cash Transactions – Note 6

SEE ACCOMPANING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to March 31, 2007

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

for the period August 17, 2000 (Date of Inception) to March 31, 2007

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

for the period August 17, 2000 (Date of Inception) to March 31, 2007

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

SEE ACCOMPANING NOTES

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to March 31, 2007

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2006	60,445,372	6,045	-	2,501	1	1,823,140	(969,309)	859,877
Issue of common shares	272,536	27	-	-	-	204,375	-	204,402
Stock subscriptions received	-	-	880,342	-	-	-	-	880,342
Net loss for the period	-	-	-	-	-	-	(6,676,894)	(6,676,894)
Stock-based compensation	-	-	-	-	-	6,392,750	-	6,392,750

Balance, March 31, 2007	60,717,908	$ 6,072	$ 880,342	2,501	$ 1	$ 8,420,265	$ (7,646,203)	$ 1,660,477

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

SEE ACCOMPANING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s September 30, 2006 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2006 annual financial statements.

Operating results for the six months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended September 30, 2007.

Note 2

Nature and Continuance of Operations

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board.

The Company markets and distributes atmospheric water generator machines.  It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines.  Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $7,646,203 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 4

Related Party Transactions

During the three and six months ended March 31, 2007 and 2006, directors of the Company and the spouse of a director of the Company charged the following expenses to the Company:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006

Cost of sales	$ 79,678	$ -	$ 82,603	$ -
Administrative fees	8,214	3,000	15,557	6,000
Interest	250	740	1,006	1,496
Management fees	34,274	18,750	49,274	37,500

	$ 122,416	$ 22,490	$ 148,440	$ 44,996

Note 4

Related Party Transactions – (cont’d)

Included in promissory notes payable at March 31, 2007 is $Nil due to a director of the Company (September 30, 2006 - $36,000).  During the six months ended March 31, 2007, the promissory note payable and accrued interest were settled by the issuance of common shares at $0.75 per share (Note 5).

Included in inventory at March 31, 2007 are goods valued at $2,925 provided by a company with directors in common with the Company (September 30, 2006 - $5,850).

Amounts due to related parties are due to directors of the Company and to the spouse of a director of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5

Common Stock – Notes 10 and 12

Share For Debt Settlements

On January 9, 2007, the Company approved the issuance of 272,536 units at $0.75 per unit to settle amounts due to a director of the Company and a former director of the Company totaling $204,402.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before June 30, 2007, $1.00 per share on or before December 31, 2007, or at $1.15 per share on or before December 31, 2008.

Commitments:

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Six months ended
	March 31, 2007

	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding, beginning	38,760	$2.50	April 8, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008

Outstanding, ending	311,296

Note 5

Common Stock – Notes 10 and 12 – (cont’d)

Commitments: – (cont’d)

Share Subscriptions

The Company entered into a private placement agreement to issue 2,083,333 units at $0.48 per unit for proceeds of $1,000,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.85 per share on or before April 30, 2007, $1.00 per share on or before October 31, 2007 or at $1.15 per share on or before April 30, 2008.  At March 31, 2007, the Company had received subscriptions of $880,342 with respect to this private placement.  Subsequent to March 31, 2007, the Company approved the issuance of 1,834,045 units.

Stock Purchase Options

On January 9, 2007, the board of directors amended its 2006 Stock Option Plan and increased the authorized reserved shares for issuance of incentive stock options to 11,000,000 shares of its common stock.

The following table summarizes the continuity of the Company’s stock options:

	Six months ended
	March 31, 2007
		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding and exercisable, beginning	-	-
Granted	9,275,000	$0.75
Cancelled	(3,500,000)	$0.88

Outstanding and exercisable, ending	5,775,000	$0.69

Note 5

Common Stock – Notes 10 and 12 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options – (cont’d)

The fair value of the stock options granted during the six months ended March 31, 2007 was determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.69%
Expected volatility	156.4%
Expected option life	6.88 years

The compensation charge associated with stock options in the amount of $6,392,750 is included in the statement of operations for the six months ended March 31, 2007.

Additional information regarding stock options outstanding as at March 31, 2007 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

1,175,000	$0.50	September 30, 2013
3,725,000	$0.62	September 30, 2013
875,000	$1.10	September 30, 2013

5,775,000

Note 6

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the six months ended March 31, 2006, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  During the six months ended March 31, 2007, the Company issued 272,536 common shares at $0.75 per share totalling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  These transactions were excluded from the statements of cash flows.

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

Note 8

License Rights

	March 31,			September 30,
	2007			2006
Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 50,461	$ 1,129,539	$ 1,168,873

The license rights are amortized straight-line over the initial terms of 15 years.

Note 9

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	March 31,	September 31,
	2007	2006

January 28, 2007	$ -	$ 36,000
October 9, 2007	41,885	-
January 7, 2008	175,000	-
January 9, 2008	77,949	-

	$ 294,834	$ 36,000

Note 10

Commitments

On December 11, 2006 and December 12, 2006, the Company entered into two marketing agreements in which the Company would pay $1,000,000 and issue 1,000,000 common shares as follows:

		Common
	Cash	Shares

Upon filing a registration statement	$ -	100,000
January 15, 2007 (paid)	250,000	150,000
April 15, 2007	250,000	-
May 15, 2007	250,000	-
June 15, 2007	250,000	250,000
July 15, 2007	-	250,000
October 15, 2007	-	250,000

	$ 1,000,000	1,000,000

During the six months ended March 31, 2007, the Company paid $250,000 in respect to the cash portion of the agreements.  The registration statement has not been filed and the share payments have not been made.

Note 11

Licensing Agreement

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

Note 12

Subsequent Events – Note 5

a)

On April 6, 2007, the Company granted 1,700,000 stock options at an exercise price of $0.57 per share.  These stock options expire on September 30, 2013.

b)

On April 16, 2007, the Company entered into a lease for office premises for a period of three years at $1,212 per month beginning on May 1, 2007.

c)

On April 25, 2007, the Company acquired all of the intellectual property (“IP”) relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc, Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren.  Mr. Nylander is the President of the Company.

Consideration for the purchase of the IP was $433,050 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company’s annual September 30, 2006 audited consolidated financial statements.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

d)

On May 4, 2007, the Company granted 1,295,000 stock options at an exercise price of $0.65 per share.  These stock options expire on September 30, 2013.

Note 13

Comparative Figures

Certain comparative figures as at September 30, 2006 have been reclassified in order to conform with the financial statement presentation adopted for the six months ended March 31, 2007.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Wataire International, Inc. (the "Company," "we," "us" or "our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended March 31, 2007.  This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

THE COMPANY

On April 25, 2007, we entered into an agreement with Wataire Industries Inc. (“WII”), Canadian Dew Technologies Inc. (“CanDew”), Terrence Nylander and Roland Wahlgren to acquire all of the intellectual property (“IP”) relating to a water treatment process and devices for water-from-air machines.  The agreements previously executed on July 10, 2006, September 12, 2006 and amendments thereto between the Company and WII have been terminated and cancelled and forms part of the current agreement.

Our business is to fully exploit our products and technology by marketing and distributing the commercial and home/office water generation machines as well as the under-the-counter/over-the-counter units, and the water-producing greenhouse.

The atmospheric water generator produces purified water from the atmosphere by using a condensing surface and a special filtration system that removes dust, airborne particles and bacteria to generate clean drinking water and simultaneously cleaning the air. This method of extracting water vapor has been in use for many years.  Some similar applications include air conditioners and dehumidifiers. The actual water production and cost per gallon varies with the humidity and temperature of the atmosphere at the specific site in which the unit is employed.

The Wataire water generation equipment is a water-from-air technology system developed by a team of specialized technicians incorporating patent pending technologies that control bacterial contamination. The Company currently sells two types of atmospheric units:  (i) small-scale home/office units, which include a full-sized upright model and a countertop model and which can produce between four to seven gallons of water per day depending on humidity and temperature levels of the location of the unit, and (ii) commercial/industrial units capable of producing more than 5,000 liters (1320 gallons) of safe drinking water each day depending upon ambient conditions.

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

The patent pending water treatment system is comprised of a three-stage water treatment design that cleans water to meet World Health Organization guidelines.  The unit consists of a filtration system, a food-grade dehumidifier water producing module, and a water treatment module. The water treatment process is proprietary and may be subject of various patent applications already filed.

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

Our target markets for the water-from-air systems are businesses, governments, and people who are situated in the humid tropics.  To date, WII has sold various units of the atmospheric water generator in over 30 different countries and has received positive response from system users.  The Company has just begun its marketing launch.  As of this date, the Company sold many home/office units and a commercial/industrial unit.  We are receiving orders from all parts of the world.

Recently, an independent evaluation initiated by Kansas State University Food Safety System Research department confirmed the production of safe drinking water from our home/office atmospheric water generator unit.  Water collected from the water generator was evaluated to determine the natural bacterial populations in the product.  No microbial populations were detected in water collected.  The study confirmed the ability of our water generator to produce safe drinking water from natural humidity in the atmosphere.  Further studies will be conducted to evaluate trace chemical impurities.

In May 2007, the Company initiated its Advisory Board consisting of Professor James Marsden, PhD and Brian Baker.  Dr. Marsden, a distinguished scientist and food safety and security expert, is the Company’s Chairman of the Scientific Advisory Board.  Dr. Marsden currently serves as Regent’s Distinguished Professor and Associate Director of the Biosecurity Institute at Kansas State University (“KSU”). KSU has placed a major emphasis on food safety and security. The research and educational activities at KSU address issues that directly impact human health, agricultural security and the economy. The university is the site of the Biosecurity Research Institute and the National Agricultural Biosecurity Center.  Dr. Marsden will advise us on issues relating to the production of water for consumer products; products sized for large commercial applications; government and military systems; remote systems designed to produce drinking water and sanitation in developing countries.

Brian Baker is a co-founder and President of International Mascot Corporation (“IMC”), one of the largest producers of character costumes in the world, and as such has been involved in the operation design, marketing, finance and manufacture of products for over 25 years.  Mr. Baker has made solid business decisions to attain positive growth for his global company. His solid understanding of the importance of maintaining control over certain niches in the marketplace provided a successful expansion of the company’s operations in the mascot industry.  IMC’s operations include a manufacturing and sales facility in Atlanta and Georgia.  IMC is developing two other companies, specifically producing multiple products of the same design using state-of-the-art production technology. Mr. Baker has been awarded the Canadian Export Award of Distinction and the Premier’s Award of Distinction.

PLAN OF OPERATION

Our objective is to exploit our intellectual property through product development for sales and sub-licensing of our products to earn royalty revenue streams. We anticipate that total expenditures over the next 12 months will be approximately $5,000,000. These funds may be raised through equity or debt financings, sales of product, and/or royalty streams from sub-licensing. Raising additional capital will result in further dilution in the equity ownership of the Company’s shares by its current shareholders.  There is no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.

We have no cash to fund our operations at this time, so we plan to offer common stock in private placements during the next 12 months to raise minimum proceeds of $5,000,000.  We believe the proceeds from such private placements will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $5,000,000 in private placement transactions over the next 12 months to cover our minimum cash requirements, we anticipate that it would be allocated as follows:

•$750,000 for Cucoloris Films, Inc. to handle our marketing, branding, media, public relations and advertising;

•$ 850,000 to purchase start-up inventory;

•$ 600,000 for management salaries and wages;

•$ 600,000 to hire additional managers and staff in the sales, administration, Web development and investor relations departments for our US offices;

•$ 500,000 for transaction costs;

•$ 500,000 for demonstration units;

•$ 300,000 for professional services and filing requirements;

•$ 250,000 for marketing and promotion;

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

COMPETITION

Water purification and bottled water industries are highly competitive. According to WII’s internal research, there are possibly nine entities experimenting with the technology of water generation, of which two or three are direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another.  The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge that our patent pending water treatment module has resolved.  The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. In the future, our competitors can and may duplicate many of the products or services offered by us.

We believe a robust market opportunity exists for our atmospheric water generators and filtration systems.  Our technology provides an alternative solution to the world’s shortage of fresh water and can provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are increasingly conscious of the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human health.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  Historically, operations have been financed through proceeds from the issuance of equity and loans from directors.  The loans have no stated repayment terms.  These loans were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.  Recently, the board approved to issue Robert Rosner, our Chief Executive Officer, 195,334 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $146,500 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants expire in December 31, 2008 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. Similarly, the board also approved to issue to Donald Walker, former officer and former director of the Company, 77,202 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $57,901 of indebtedness of the Company to Mr. Walker with the same terms and conditions as Mr. Rosner.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2007, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of March 31, 2007 was $14,291. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $7,646,203 and as of March 31, 2007 we had a working a capital of $97,888.  At the present time, and over the next 12 months, our primary focus will be to (i) raise capital, (ii) develop our marketing plan, new initiatives and operational plan, and (iii) establish sales.

Results of operations for the six-month period ended March 31, 2007, as compared to the six-month period ended March 31, 2006.

Sales.    For  the  six  month  period  ended  March  31,  2007,  the  Company  recorded  sales  of  $112, 270 as compared to $Nil for the six month period ended March 31, 2006.

Operating Expenses.   For the six-month period ended March 31, 2007, we had total operating expenses of $6,706,561 as compared to total operating expenses of $83,238 for the six month period ended March 31, 2006, an increase of $6,623,323. The increase in operating expenses was generally due to the stock-based compensation of $6,392,750, marketing and promotion of $78,698, professional fees of $72,202, travel costs of $13,276, consulting fees of $40,053 and amortization expense of $39,334. Our general operating expenses also increased as compared to prior year.

Management Fees.  For the six-month period ended March 31, 2007, we had management fees of $49,273 as compared to $37,500 for the six month period ended March 31, 2006, an increase of $11,773 in management fees.

Professional Expenses. For the six-month period ended March 31, 2007 we had professional expenses of $72,202 as compared to $16,639 for the six month period ended March 31, 2006, an increase of $55,563, due to the increase accounting and legal counsel fees.

Net Loss. For the six-month period ended March 31, 2007, we had a net loss of $6,676,894 as compared to a net loss of $83,238 for the six month period ended March 31, 2006, an increase of $6,593,656 due basically from the stock-based compensation. Other operating expenses increased as there were more activities than the prior year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, the Company agreed to issue to James Marsden 133,333 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, for a consideration of $100,000 ($.75 per unit).  The warrants were exercisable at $.85 per share if the warrant was exercised on or before June 30, 2007, at $1.00 if the warrant was exercised on or before December 31, 2007, and at $1.15 if the warrant was exercised on or before December 31, 2008.  As of the date of this interim report, this transaction has not been completed and has been cancelled.

In January 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 195,334 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $146,500 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Company agreed to issue to Donald Walker, a former officer and director of the Company, up to 77,202 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $57,901 of indebtedness of the Company to Mr. Walker ($.75 per unit).  The warrants are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

In January 2007, the Board of Directors approved the grant of 2,000,000 non-qualified stock options outside of the plan to two consultants (1,000,000 options each) with whom the Company is presently negotiating consulting agreements.  Neither the consulting agreements nor the stock option agreements have been executed as of the date of this Interim Report. These non-qualified stock options would be exercisable at $1.10 per share, would, expire on September 30, 2013, and would be fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.  On March 30, 2007, the 2,000,000 non-qualified stock options were cancelled.

On March 30, 2007, 300,000 stocks options exercisable at $0.50 per share and 1,200,000 stock options exercisable at $0.62 per share were cancelled.

In April 2007, the Board of Directors approved the grant of 1,700,000 stock options under the 2006 Plan to the following individuals:  Robert Rosner (1,500,000 options), Richard Jordan (200,000 options). These non-qualified stock options are exercisable at $0.57 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In May 2007, the Board of Directors approved the grant of 1,295,000 stock options under the 2006 Plan to the following individuals:  Gary Tacon (20,000 options), Adriana Mihalos (25,000 options), James Marsden (250,000 options), Connect Capital Ltd. (700,000 options) and Connect Corporate Communications Inc. (300,000 options). These non-qualified stock options are exercisable at $0.65 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

Consulting Agreement between Cucoloris Films Inc. and the Company dated December 11, 2006 (7)

10.12

Warrant issued to P204 Enterprises Ltd. on October 17, 2006 (11)

10.13   License Agreement between Airborn Water Company and the Company dated January 25, 2007 (12)

10.14   IP Transfer Agreement between the Company, Wataire Industries Inc., Canadian Dew

            Technologies Inc., Terrence Nylander and Roland Wahlgren (13)

10.15

Form of Stock Option Agreement at $0.57 (14)

10.16

Form of Stock Option Agreement at $0.65 (15)

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

(12)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated January 31, 2007

(13)      Previously filed with the Securities and Exchange Commission as an exhibit to the Form

8-K dated April 30, 2007.

(14)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form

8-K dated April 10, 2007.

(15)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form

8-K dated May 9, 2007.

(b)

Reports on Form 8-K

On January 11, 2007, we reported to the Securities and Exchange Commission that Ron Moodie resigned as a Director of the Company.

On March 14, 2007, we reported to the Securities and Exchange Commission that Max

Weissengruber resigned as Director of the Company.

On April 24, 2007, we reported to the Securities and Exchange Commission that Terrence Nylander accepted appointed of Director and Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATAIRE INTERNATIONAL

Date:

May 17, 2007

 /s/ Robert Rosner

----------------------

Robert Rosner

Chief Executive Officer