Form 10QSB
period 2007-06-30
WATAIRE INTERNATIONAL, INC.
filed 2007-08-14
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:                                             June 30, 2007

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

                       Suite 300 Warner Center, 21550 Oxnard Street,

Woodland Hills, California                   91367

(Address of principal executive offices)   (Zip Code)

Issuer's telephone number   (877) 602 - 8985

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

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2007:

                    62,551,953 Shares of Common Stock

Transitional Small Business Disclosure Format: Yes [  ] No [X]

WATAIRE  INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

June 30, 2007 and September 30, 2006

(Stated in US Dollars)

(Unaudited)

		June 30	September 30
ASSETS		2007	2006

Current
Cash		$ 3,417	$ 8,724
Accounts receivable		800	829
Prepaid expenses and retainers		6,843	-
Advance on marketing agreements – Note 10		250,000	-
Advance on inventory		323,470	-
Inventory – Note 4		2,925	5,850

		587,455	15,403
Capital assets, net		845	-
Advance on acquisition of intangibles – Note 12		469,484	-
Licence rights – Note 8		1,109,872	1,168,873

		$ 2,167,656	$ 1,184,276

LIABILITIES

Current
Accounts payable		$ 240,813	$ 143,145
Promissory notes payable – Notes 4 and 9		314,643	36,000
Due to related parties – Note 4		20,970	145,254

		576,426	324,399

STOCKHOLDERS’ EQUITY

Capital stock – Notes 5, 10 and 12
Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	Preferred shares with a par value of $0.0001, redeemable at $0.005
Issued and outstanding:
62,551,953	common shares (September 30, 2006: 60,445,372)	6,255	6,045
2,501	Preferred shares (September 30, 2006: 2,501)	1	1
Additional paid-in capital		10,917,722	1,823,140
Share subscriptions		-	-
Deficit accumulated during the development stage		(9,332,748)	(969,309)

		1,591,230	859,877

		$ 2,167,656	$ 1,184,276

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended June 30, 2007 and 2006 and for the period August 17, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

					August 17,
					2000 (Date of
	Three months ended		Nine months ended		Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Sales	$ 3,541	$ -	$ 115,812	$ -	$ 121,311
Cost of sales – Note 4	(2,022)	-	(84,626)	-	(88,720)

Gross margin	1,519	-	31,186	-	32,591
Other income	-	-	-	-	9,500

	1,519	-	31,186	-	42,091

Expenses
Advances written off	-	50,000	-	50,000	85,000
Amortization	19,744	-	59,078	-	70,205
Consulting fees	6,227	29,740	46,280	47,888	280,156
Donated services	-	-	-	-	11,250
Foreign exchange gain	(52,540)	-	(67,177)	-	(67,177)
General and administrative – Note 4	23,713	5,006	51,562	15,956	131,623
Incorporation costs	-	-	-	-	2,005
Management fees – Note 4	30,000	18,750	79,273	56,250	359,523
Marketing and promotion	7,285	-	85,984	-	85,983
Professional fees	19,216	4,972	91,418	21,611	247,463
Rent	7,737	-	15,499	-	15,499
Settlement of accounts payable	-	-	-	-	(3,250)
Stock-based compensation – Note 5	1,617,300	-	8,010,050	-	8,010,050
Travel	9,382	-	22,658	-	22,658
Website development costs	-	-	-	-	8,700

	1,688,064	108,468	8,394,625	191,705	9,259,688

Loss from continuing operations	(1,686,545)	(108,468)	(8,363,439)	(191,705)	(9,217,797)

Loss from discontinued operations	-	-	-	-	(114,991)

Net loss for the period	$ (1,686,545)	(108,468)	$ (8,363,439)	(191,705)	$ (9,332,748)

Basic and diluted loss per share	$ (0.03)	$ (0.00)	$ (0.14)	$ (0.00)

Weighted average number of shares outstanding	61,453,089	49,005,372	60,926,031	48,948,757

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Operating Activities
Loss from continuing operations	$ (8,363,439)	$ (191,705)	$ (9,217,797)
Adjustments to reconcile loss to cash used in operating activities:
Amortization	59,078	-	70,205
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	204,402	26,370	316,472
Advances written off	-	50,000	50,000
Inventory	2,925	-	7,020
Sales	(2,388)	-	(2,388)
Stock-based compensation	8,010,050	-	8,010,050
Marketing and promotion	2,388	-	2,388
Change in non-cash working capital items:
Accounts receivable	28	-	(800)
Prepaid expenses and retainers	(6,843)	-	(6,843)
Advance on marketing agreements	(250,000)	-	(250,000)
Advance on inventory	(323,470)	-	(323,470)
Accounts payable	97,668	81,711	240,813

	(569,601)	(33,624)	(1,074,400)

Investing Activities
License payment advanced	-	-	(50,000)
Capital assets	(922)		(922)
Advanced to subsidiaries	-	-	(115,091)
Advance on acquisition of intangibles	(469,484)	-	(469,484)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	(470,406)	-	(644,097)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended June 30, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Nine months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007

Financing Activities
Common stock issued for cash	880,341	-	1,386,262
Share subscriptions	-	-	0
Promissory notes payable	278,643	4,488	314,682
Due to related parties	(124,284)	27,968	20,970

	1,034,700	32,456	1,721,914

Increase (decrease) in cash during the period	(5,307)	(1,168)	3,417

Cash, beginning of the period	8,724	1,206	-

Cash, end of the period	$ 3,417	$ 38	$ 3,417

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to June 30, 2007

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

for the period August 17, 2000 (Date of Inception) to June 30, 2007

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

for the period August 17, 2000 (Date of Inception) to June 30, 2007

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

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to June 30, 2007

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2006	60,445,372	6,045	-	2,501	1	1,823,140	(969,309)	859,877
Issue of common shares	272,536	27	-	-	-	204,375	-	204,402
Issue of common shares	1,834,045	183	-	-	-	880,156	-	880,341
Net loss for the period	-	-	-	-	-	-	(8,363,439)	(8,363,439)
Stock-based compensation	-	-	-	-	-	8,010,050	-	8,010,050

Balance, June 30, 2007	62,551,953	$ 6,255	$ -	2,501	$ 1	$ 10,917,722	$ (9,332,748)	$ 1,591,230

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

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s September 30, 2006 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2006 annual financial statements.

Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended September 30, 2007.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $9,332,748 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Wataire International, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 2

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

Note 4

Related Party Transactions

During the three and nine months ended June 30, 2007 and 2006, directors of the Company and the spouse of a director of the Company charged the following expenses to the Company:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of sales	$ 2,022	$ -	$ 84,626	$ -
Administrative fees	5,058	3,000	20,615	9,000
Interest	-	748	1,006	2,244
Management fees	30,000	18,750	79,274	56,250

	$ 122,416	$ 22,498	$ 185,521	$ 67,494

Wataire International, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 3

Note 4

Related Party Transactions – (cont’d)

Included in promissory notes payable at June 30, 2007 is $Nil due to a director of the Company (September 30, 2006 - $36,000).  During the nine months ended June 30, 2007, the promissory note payable and accrued interest were settled by the issuance of common shares at $0.75 per share (Note 5).

Included in inventory at June 30, 2007 are goods valued at $2,925 provided by a company with directors in common with the Company (September 30, 2006 - $5,850).

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

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 4

Note 5

Common Stock – Notes 10 and 12 – (cont’d)

Commitments: – (cont’d)

Share Purchase Warrants  - (cont’d)

	Nine months ended
	June 30, 2007
	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding, beginning	38,760	$2.50	April 8, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008
Issued	1,834,045	$0.85	April 30, 2007
		or at $1.00	October 31, 2007
		or at $1.15	April 30, 2008

Outstanding, ending	2,145,341

Stock Purchase Options

On January 9, 2007, the board of directors amended its 2006 Stock Option Plan and increased the authorized reserved shares for issuance of incentive stock options to 11,000,000 shares of its common stock.

The following table summarizes the continuity of the Company’s stock options:

	Nine months ended
	June 30, 2007
		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding and exercisable, beginning	-	-
Granted	12,270,000	$0.71
Cancelled	(3,500,000)	$0.88

Outstanding and exercisable, ending	8,770,000	$0.65

Wataire International, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 5

Note 5

Common Stock – Notes 10 and 12 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options – (cont’d)

The fair value of the stock options granted during the nine months ended June 30, 2007 was determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	153.04%
Expected option life	6.78 years

The compensation charge associated with stock options in the amount of $8,010,050 is included in the statement of operations for the nine months ended June 30, 2007.

Additional information regarding stock options outstanding as at June 30, 2007 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

1,175,000	$0.50	September 30, 2013
3,725,000	$0.62	September 30, 2013
875,000	$1.10	September 30, 2013
1,700,000	$0.57	September 30, 2013
1,295,000	$0.65	September 30, 2013

8,770,000

Note 6

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the nine months ended June 30, 2006, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  During the nine months ended June 30, 2007, the Company issued 272,536 common shares at $0.75 per share totalling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  These transactions were excluded from the statements of cash flows.

Wataire International, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 6

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

Note 8

License Rights

	June 30,			September 30,
	2007			2006
Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 70,128	$ 1,109,872	$ 1,168,873

The license rights are amortized straight-line over the initial terms of 15 years.

Note 9

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	March 31,	September 31,
	2007	2006

January 28, 2007	$ -	$ 36,000
October 9, 2007	42,882	-
January 7, 2008	183,295	-
January 9, 2008	88,466	-

	$ 314,643	$ 36,000

Wataire International, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 7

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

During the nine months ended June, 2007, the Company paid $250,000 in respect to the cash portion of the agreements.  The registration statement has been filed and the share payments have been made.

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

As consideration for the license agreement, the United Kingdom corporation agreed to purchase $1,000,000 of water-generating equipment from the Company over the next 12 months, with $250,000 in equipment purchases to be made on or before August 28, 2007, an additional $250,000 in equipment purchases to be made on or before December 31, 2007, and the remaining $500,000 of equipment purchases to be made on or before April 30, 2008.

As additional consideration for the license, the United Kingdom company agreed to pay a royalty to the Company equal to 5% of its revenues from the sale of bottled water produced using the technology.

Wataire International, Inc.

(A Development Stage Company)

Notes to the Interim Consolidated Financial Statements

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 8

Note 12

Intellectual Property – Note 5

On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property (“IP”) relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc, Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren.  Mr. Nylander is the President of the Company.

Consideration for the purchase of the IP was $469,485 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company’s annual September 30, 2006 audited consolidated financial statements.  Subsequent to June 30, 2007, the IP acquisition was completed.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

Note 13

Comparative Figures

Certain comparative figures as at September 30, 2006 have been reclassified in order to conform with the financial statement presentation adopted for the nine months ended June 30, 2007.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Wataire International, Inc. (the "Company," "we," "us" or "our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended June 30, 2007.  This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Consideration for the purchase of the IP was $469,485 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company’s annual September 30, 2006 audited consolidated financial statements.  Subsequent to June 30, 2007, the IP acquisition was completed.

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

Recently, an independent evaluation initiated by Kansas State University Food Safety System Research department confirms the production of safe drinking water from our home/office atmospheric water generator unit.  Water collected from the water generator was evaluated to determine the natural bacterial populations in the product.  No microbial populations were detected in water collected.  The study confirms the ability of our water generator to produce safe drinking water from natural humidity in the atmosphere.  Further studies will be conducted to evaluate trace chemical impurities.

In May 2007, the Company initiated its Advisory Board consisting of Professor James Marsden, PhD and Mr. Brian Baker, BA.  Dr. James Marsden, a distinguished scientist and food safety and security expert, is the Company’s Chairman of the Scientific Advisory Board.  Dr. Marsden currently serves as Regent’s Distinguished Professor and Associate Director of the Biosecurity Institute at Kansas State University (“KSU”). KSU has placed a major emphasis on food safety and security. The research and educational activities at KSU address issues that directly impact human health, agricultural security and the economy. The university is the site of the Biosecurity Research Institute and the National Agricultural Biosecurity Center.  Dr. Marsden will advise us on issues relating to the production of water for consumer products; products sized for large commercial applications; government and military systems; remote systems designed to produce drinking water and sanitation in developing countries.

Mr. Brian Baker is a co-founder and President of International Mascot Corporation (“IMC”), one of the largest producers of character costumes in the world, and as such has been involved in the operation design, marketing, finance and manufacture of products for over 25 years.  Mr. Baker has made solid business decisions to attain positive growth for his global company. His solid understanding of the importance of maintaining control over certain niches in the marketplace provided a successful expansion of the company’s operations in the mascot industry.  IMC’s operations include a manufacturing and sales facility in Atlanta and Georgia.  IMC is developing two other companies, specifically producing multiple products of the same design using state-of-the-art production technology. Mr. Baker has been awarded the Canadian Export Award of Distinction and the Premier’s Award of Distinction.

Recently, the Company dispatched a mobile CI 2500 atmospheric water generator on a major USA tour.  The industrial commercial generator is scheduled to be introduced to potential distributors, government officials and investors across the United States.  The tour commences in San Francisco, then to Los Angeles, San Diego, and then to Houston, Orlando and New York.  The mobile CI 2500 generator is equipped with a diesel generation plant which will enable the generator to produce water in any location on demand.

PLAN OF OPERATION

Our objective is to exploit our IP through product development for sales and sub-licensing of our products to earn royalty revenue streams. We anticipate that total expenditures over the next 12 months will be approximately $7,000,000. These funds may be raised through equity or debt financings, sales of product, royalty streams from sub-licensing. Raising additional capital will result in further dilution in the equity ownership of the Company’s shares by its current shareholders.  There is no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.

We have no cash to fund our operations at this time, so we plan to seek debt financing as well as offer common stock in private placements during the next 12 months to raise minimum proceeds of $7,000,000.  We believe the proceeds from such debt financing and private placements will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $7,000,000 in debt financing and private placement transactions over the next 12 months to cover our minimum cash requirements, we anticipate that it would be allocated as follows:

•$750,000 for Cucoloris Films, Inc. to handle our marketing, branding, media, public relations and advertising;

•$ 1,850,000 to purchase start-up inventory;

•$ 750,000 for research and development;

•$ 600,000 for management salaries and wages;

•$ 600,000 to hire additional managers and staff in the sales, administration, Web development and investor relations departments for our US offices;

•$ 500,000 for transaction costs;

•$ 500,000 for demonstration units;

•$ 300,000 for professional services and filing requirements;

•$ 450,000 for marketing and promotion;

•$ 150,000 for travel and vehicles costs;

•$ 100,000 for operational infrastructure costs including rent, communications, and consumable supplies,

•$ 100,000 for miscellaneous promotion and tradeshows; and

•$ 350,000 for general working capital.

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

MARKET ANALYSIS AND STRATEGY

Our development is still in its early stages, however we anticipate having an outline of our marketing strategy in the fall of 2007.  In December 2006, the Company retained Cucoloris Films, Inc. (“Cucoloris”), a Los Angeles-based multimedia and marketing company to help us with our marketing needs.  Cucoloris is specialized in launching and handling large corporate brands for global marketing campaigns.  They have a long history of work with many non-profit organizations, government agencies and foundations including work for the Natural Resources Defense Council and produced many Public Service campaigns.  They have produced commercials all over the world and known for producing product launch and corporate image campaigns.  Some of their campaigns include Coca Cola, Kodak, American Airlines, Visa, Sprint, AT & T, Boeing as well as banks, insurance companies, automobiles and global Fortune 500 companies.  They have received over hundred awards and nominated as production company of the year by the California Film Commission.  Their “Farm Aid” commercial has been selected for the permanent collection at the Museum of Modern Art in New York.

We believe that with their specialized consultancy division in branding content, social messaging and viral marketing their services will enhance the awareness of global warming and how our business can be identified as a proactive, environmentally friendly company.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  Historically, operations have been financed through proceeds from the issuance of equity and loans from directors.  The advances have no stated repayment terms.  These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.  Recently, the board approved to issue Robert Rosner, our Chief Executive Officer, up to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. As of the date of this Interim Report, 195,334 common shares were issued to Mr. Rosner. Similarly, the board also approved to issue to Donald Walker, former officer and former director of the Company, up to 80,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $60,000 of indebtedness of the Company to Mr. Walker with the same terms and conditions as Mr. Rosner. As of the date of this Interim Report, 77,202 common shares were issued to Mr. Walker.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2007, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2007 was $3,417. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $9,332,748 and as of June 30, 2007 we had a working a capital of $11,029.  At the present time, and over the next 12 months, our primary focus will be to (i) raise capital, (ii) develop our marketing plan, new initiatives and operational plan, and (iii) establish sales.

Results of operations for the nine-month period ended June 30, 2007, as compared to the nine-month period ended June 30, 2006.

Operating Expenses.   For the nine-month period ended June 30, 2007, we had total operating expenses of $8,363,439 as compared to total operating expenses of $191,705 for the nine month period ended June 30, 2006, an increase of $8,171,734. The increase in operating expenses was generally due to the stock-based compensation of $8,010,050, marketing and promotion of $85,984, professional fees of $91,418, travel costs of $22,658, management fees of $79,273 and amortization expense of $59,078. Our general operating expenses also increased as compared to prior year.

Management Fees.  For the nine-month period ended June 30, 2007, we had management fees of $79,273 as compared to $56,250 for the nine month period ended June 30, 2006, an increase of $23,023 in management fees.

Professional Expenses. For the nine-month period ended June 30, 2007 we had professional expenses of $91,418 as compared to $21,611 for the nine month period ended June 30, 2006, an increase of $69,807, due to the increase accounting and legal counsel fees.

Net Loss. For the nine-month period ended June 30, 2007, we had a net loss of $8,363,439 as compared to a net loss of $191,705 for the nine month period ended June 30, 2006, an increase of $8,171,734 due basically from the stock-based compensation of $8,010,050. Other operating expenses increased from prior year due to our increased activities, expansion and growth.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2007, the Board of Directors approved the grant of 1,700,000 stock options under the 2006 Plan to the following individuals:  Robert Rosner (1,500,000 options) and Richard Jordan (200,000 options).  These non-qualified stock options are exercisable at $0.57 per share, expire on September 30, 2013, and are fully vested.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In May 2007, the Company issued 1,834,045 restricted shares of its Common Stock, $0.0001 par value per share, in consideration for $880,341 pursuant to the private placement to P204 Enterprises Ltd. In connection with the sale of the Shares, the Company also provided a warrant to purchase 1,834,045 shares of common stock of the Company.  On the condition that the Warrant is exercised on or before April 30, 2007, the exercise price of the warrants is $0.85 per share; on the condition that the warrant is exercised on or before October 31, 2007, the exercise price of the warrant is $1.00 per share; and on the condition that the warrant is exercised on or before April 30, 2008, the exercise price of the Warrant is $1.15 per share.  The Warrant expires on April 30, 2008.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In May 2007, the Board of Directors approved the grant of 1,295,000 stock options under the 2006 Plan to the following individuals:  Gary Tacon (20,000 options), Adriana Mihalos (250,000 options), James Marsden (250,000 options), Connect Capital Ltd. (700,000 options) and Connect Corporate Communications Inc. (300,000 options). These non-qualified stock options are exercisable at $0.65 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

None

ITEM 5. OTHER MATTERS

On August 8,  2007,  the  Board  of  Directors  of  Wataire International,  Inc. (the "Registrant" or the “Company”) elected to  terminate  the services of Amisano Hanson, Chartered Accountants (“Amisano Hanson”) as the Company's independent auditors.

     No  accountant's  report of the financial  statements  contained an adverse opinion  or a  disclaimer  of  opinion  or  was  qualified  or  modified  as  to uncertainty, audit scope or accounting  principles,  except for a going concern opinion  expressing  substantial  doubt  about the  ability  of the  Company  to continue as a going concern.

     From inception to the date of this Report, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  There were no reportable events, as described  in Item  304(a)(1)(iv)(B)  of  Regulation  S-B,  to the  date of this Report.

     On August 8, 2007, the Registrant's board of directors approved the engagement of the firm Gruber & Company LLC of Lake St. Louis, Missouri as the Company's independent auditors.

     During the Registrant's most recent fiscal year or any subsequent  interim period prior to engaging Gruber & Company LLC, the Registrant, or someone on the  Registrant's  behalf,  had not consulted  Gruber & Company LLC  regarding any of the accounting or auditing  concerns stated in Item 304(a)(2) of Regulation S-B.

     The Registrant provided Amisano Hanson with a copy of this disclosure and requested that it furnish a letter to the Registrant, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

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

10.15

Form of Stock Option Agreement at $0.57 (14)

10.16

Form of Stock Option Agreement at $0.65 (15)

10.17   Compensation Agreement between Cucoloris Films Inc. and the Company dated May 23, 2007

10.18

Amendment to Agreement between Airborn Water Company and the Company dated June 20, 2007 (17)

10.19   Agreement between Access Energy Technologies and the Company dated  June 14, 2007

10.20

Amendment to Agreement between Access Technologies and the Company dated   June 20, 2007 (16)

10.21

Amendment to Agreement between Aquaduct and the Company dated June 20, 2007 (17)

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

June 30, 2007

(Stated in US Dollars)

(Unaudited) – Page 3

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

(16)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 18, 2007.

(17)

Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 20, 2007.

(b)

Reports on Form 8-K

On April 24, 2007, we reported to the Securities and Exchange Commission that Terrence Nylander accepted appointment of Director and Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATAIRE INTERNATIONAL

Date:

August 14, 2007

 /s/ Robert Rosner

----------------------

Robert Rosner

Chief Executive Officer