Form 10KSB
period 2007-09-30
WATAIRE INTERNATIONAL, INC.
filed 2008-01-16
CIK 1127007

UNITED STATES SECURITIES EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2007

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

Issuer's revenues for its most recent fiscal year was $308,062.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of September 30, 2007 was approximately $5,869,515 dollars.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

68,351,953 shares of $0.0001 par value common stock outstanding as of December 31, 2007.

Transitional Small Business Disclosure Format (check one):       Yes [ ] No [ x ]


PART 1

Certain statements contained in this Form 10-KSB constitutes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

We hired consultants to address the viability, research, development and market of our then, exclusive worldwide license agreement with On4.  Our objective was to exploit our license agreement through product development for sales and sub-licensing of our license to earn royalty revenue streams. Since the license agreement was mutually rescinded and a new asset purchase agreement was entered into, we had to re-organize the Company's initiatives.  Only two of the consultants provided services, and we decided to terminate the consulting agreements.   Each consultant was provided written notice to terminate the consulting arrangements.   The Company cancelled 7,414,000 of the 8,000,000 common shares issued to the consultants for the On4 license.

On or about July 10, 2006 the Company entered into an exclusive license agreement with Wataire Ecosafe Technologies Inc., (formerly Wataire Industries Inc.)(“Ecosafe”) to market and distribute their commercial water generation machines.  The Company issued 10,000,000 common shares for an exclusive license of five years with an optional renewal period for an additional five years.  As part of the terms and conditions of the agreement, Ecosafe can nominate up to five individuals to be directors of Company.

On or around September 12, 2006, the Company entered into another exclusive license agreement with Ecosafe to market and distribute their home/office water generation machines.  The Company issued 1,000,000 common shares for an exclusive license arrangement of five years with an optional renewal period for an additional five years. On October 19, 2006, the Company and Ecosafe amended both exclusive license agreements to provide for a 15-year initial term with an optional period for an additional 10 years.

On September 21, 2006, the Company executed an agreement granting P204 Enterprises Ltd. (“P204”) the rights to sell atmospheric water generators under a private label brand.  The agreement provides that a minimum purchase of five containers of the home/office units as well as two 2,500 liter per day commercial units are to be ordered by P204 within 45 days of the signing of the agreement.  The contract is performance based and has a term of five years with an option to renew for a further five years.  P204 defaulted and the Company terminated the agreement.

On April 25, 2007, we entered into an agreement with Ecosafe, Canadian Dew Technologies Inc. (“CanDew”), Terrence Nylander and Roland Wahlgren to acquire all of the intellectual property (“IP”) relating to a water treatment process and devices for water-from-air machines.  The agreements previously executed on July 10, 2006, September 12, 2006 and amendments thereto between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement. Mr. Nylander was, at the time, an officer and director of the Company.

Consideration for the purchase of the IP was $469,485 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company’s annual September 30, 2006 audited consolidated financial statements.  The IP acquisition was completed in July 2007.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

BUSINESS

Our business is to fully exploit our products and technology by marketing and distributing our commercial and home/office water generation machines as well as their under-the-counter/over-the-counter units, and the water-producing greenhouse.

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

Our target markets for the water-from-air systems are businesses, governments, and people who are situated in the humid tropics.  To date, our products have been sold in over 30 different countries and have received positive response from system users.  Our systems, units and/or applications target various markets including military applications, oil and mining operations, new and existing tourist resorts, beverage bottling plants, new condominium developments and humanitarian missions.  The Company has just begun a pilot soft marketing launch.  As of this date, the Company sold many home/office units, air purifiers and a commercial/industrial unit.  We are receiving orders from all parts of the world.

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

In August 2007, the Company was pleased to receive an initial report from the Mars Society’s Flashline Mars Arctic Research Station (FMARS) that our atmospheric water generators provided safe drinking water for the 7 person crew on the 4 month simulated Mars mission in Canada’s high arctic.  The purpose of the mission was to provide information and insight on what humans will be facing when they eventually land on the planet Mars.  The successful utilization of the Company’s atmospheric water generators indicates plausible opportunities for future space exploration breakthroughs.

As part of our humanitarian efforts, our CI 2500 commercial water generator machine was on tour in the Southeastern United States to provide aide in the State of Louisiana and Georgia. The tour was successful and the Company was greeted by many State officials and members of Atlanta City Council, as well as Non-Government Officials interested in utilizing the Company’s technology to provide drinking water on a large scale, and demonstrated the Mobile Emergency Response Unit (CI

2500 mobile unit) and 4010 home/office unit. While there, the Company was featured on local television broadcasts.

In November 2007, we were invited to London, England to accept the National Green Apple Award on behalf of the Company and our Australian distributor, Envirosource International Pty Ltd. The award for Environmental Best Practices recognizes, rewards and promotes environmental endeavors and initiatives at all levels.  The award promotes environmental work of local authorities, commerce and industries around the world and acknowledges the efforts for a greener earth. The award was presented in the House of Commons, London, UK and was hosted by the Rt. Hon. Patricia Hewitt, MP.

COMPETITION

Water purification and bottled water industries are highly competitive. According to past internal research, there were possibly nine entities experimenting with the technology of water generation, of which two or three were direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another.  The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge that our patent pending water treatment module has resolved.  The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. In the future, our competitors can and may duplicate many of the products or services offered by us.

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

MARKET ANALYSIS AND STRATEGY

Our development is still in its early stages, however we anticipate having an outline of our marketing strategy in the spring of 2008.  , In December 2006, the Company retained Cucoloris Films Inc. (“Cucoloris”), a Los Angeles based multimedia and marketing company to help us with our marketing needs.  Cucoloris is specialized in launching and handling large corporate brands for global marketing campaigns.  They have a long history of work with many non-profit organizations, government agencies and foundations including work for the Natural Resources Defense Council and produced many Public Service campaigns.  They have produced commercials all over the world and known for producing product launch and corporate image campaigns.  Some of their campaigns include Coca Cola, Kodak, American Airlines, Visa, Sprint, AT & T, Boeing as well as banks, insurance companies, automobiles and global Fortune 500 companies.  They have received over hundred awards and nominated as Production Company of the year by the California Film Commission.  Their “Farm Aid” commercial has been selected for the permanent collection at the Museum of Modern Art in New York. As we are still reorganizing our Company, we have not yet initiated on any marketing strategies.

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

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of water is less restrictive than that of drugs and food additives, the Company cannot assure you that the current statutory scheme and regulations applicable to water will remain less restrictive. Further, we cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to our business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, and expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

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

RESEARCH AND DEVELOPMENTS

The Company does not have its own research and development department and will rely on, CanDew, Terrence Nylander and Roland Wahlgren to furnish the Company with new technology and improvements on its existing applications, efficiency and theories of the underlying atmospheric water generators and filtration systems.  CanDew has already conducted and will conduct further laboratory tests to determine the viability, safety and efficiency of the technologies.  They will test all the prototypes, products and systems to ensure they meet various manufacturing and regulatory standards.  The Company may further test the water produced by the atmospheric generators and filtration systems to ensure that it is in conformity and meets EPA standards.  The Company cannot assure that it will develop products that will be approved by any regulatory or safety agency for commercial distribution.

DEVELOPMENTS AND CONTEMPLATED ACTIVITIES

We currently have minimal cash reserves and a significant working capital deficit.   Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services.

Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations.  The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.  The Company engaged a marketing firm to handle the Company’s branding, marketing, advertising, media and public relations for the upcoming 2008 North American launch of its consumer product line of atmospheric water generators.  The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the Company. The Company is currently re-negotiating the terms of the remaining $750,000.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through licensing fees and product sales, sale of equity securities and/or debt financing.  We have no cash to fund our operations at this time, so we plan to sell licenses and products, offer common stock in private placements as well as seeking debt financing during the next 12 months to raise minimum proceeds of $8,000,000.  We believe the proceeds from such efforts will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $8,000,000 by selling licenses and products, or in private placement transactions and/or debt financing over the next 12 months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

•$1,500,000 for marketing, public relations and advertising;

•$3,200,000 to purchase inventory;

•$1,000,000 for research and development;

•$900,000 for management salaries and wages;

•$300,000 for professional services and filing requirements;

•$500,000 for transaction costs;

•$600,000 for working capital;

Due to the "start up" nature of the Company's business, the Company expects to incur losses as the Company conducts its ongoing research, product and systems development programs.  We will require additional funding to continue our operations, for marketing expenses, to pursue regulatory approvals for our products, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing capabilities in the future.  We may seek to access the public or private equity markets whenever conditions are favorable.  We may also seek additional funding through strategic alliances or collaborate with others. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Because we are presently in the early stages of development and promotional stages of our business, we can provide no assurance that we will be successful with our efforts to establish any revenue.  In order to pursue our existing operational plan, we are dependent upon the continuing sales and financial support of creditors and stockholders until such time when we are successful in raising debt/equity capital to finance the operations and capital requirements of the Company or until such time that we can generate sufficient revenue from our various divisions.

In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support any of its business divisions on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate the business enter into a new line of business or engage in a business combination with another business.

The Company is not currently a party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than disclosed elsewhere in this Annual Report. The Company continues to seek business opportunities to either complement or accentuate its current business initiatives.

EMPLOYEES

The Company currently has no employees but has contract staff.  The Company anticipates entering into an employment contract with Robert Rosner, our Chief Executive Officer, but can provide no assurance that we will come to terms for such employment agreement.  The Company looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants.  Management plans to use consultants, attorneys and accountants as necessary until the Company has sufficient funds to execute strategies for the Company.  The Company’s performance and success is dependent on management’s ability to raise the necessary funds required to develop and promote the sale of its products.

PATENTS AND TRADEMAKS

We are currently transferring the patent pending and/or trademarks and copyrights from Ecosafe and CanDew to our name.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at #300, Warner Center, 21550 Oxnard Street, Woodland Hills, California  91367.  We pay a monthly rent of $1,500 for the offices.  The Company's phone number is 310-728-6306.  The Company also maintains a business office in Canada located at Unit 4, 7218 Progress Way, Delta, BC  V4G 1H2.  The Canadian telephone number is 604-940-9142.  The Canadian office pays a monthly rent of $1,850.

SUBSIDIARIES

The Company has two wholly-owned subsidiaries both incorporated in the State of Nevada, one in the name of Petsmo Inc. (“Petsmo”), and the other in the name of Aqua Technologies Inc. (“Aqua”).

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in a case brought in October 2006 in the Supreme Court of British Columbia, Canada entitled Atkinson et al. v. Cimbix Corporation et al. The action relates to allegations by plaintiffs that $94,000 was deposited into a law firm’s trust account for investment in On4 Communications Inc., formerly PetsMobility Network (Canada) Inc. (“On4”). The plaintiffs allege that the law firm deducted legal fees from the amount held in trust and transferred the balance of the funds to On4. Both the law firm and On4 are also defendants in the case. The Company believes the claims against it are without merit and unlikely to succeed. The Company has filed a statement of defense denying the allegations against it and has filed a counter claim for defamation.  The investors have been repaid all of the funds by On4.  The Company has not paid any amount to the plaintiffs. The Company takes the position that it has done nothing wrong and, in any event, the plaintiffs have recovered the entirety of their loss from On4. The court has ordered a severance of the action, and has required the plaintiffs to prove their damages, before proceeding to trial on issues of liability.

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

Bid Prices

Quarter Ended                      High      Low

September 30, 2007

0.30

0.13

June 30, 2007

0.73

0.22

March 31, 2007

1.40

0.48

December 31, 2006

0.86

0.35

September 30, 2006

0.62

0.22

June 30, 2006

0.18

0.04

March 31, 2006

0.29

0.05

December 31, 2005

0.85

0.13

September 30, 2005

2.00

0.25

June 30, 2005

0.26

0.04

March 31, 2005

0.13

0.01

December 31, 2004

  25.00

0.01

September 30, 2004

0.60

0.02

June 30, 2004

0.60

0.40

March 31, 2004

0.00

0.00

December 31, 2003

0.00

0.00

There were approximately 115 holders of record of the common stock as of December 31, 2007.  The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts.   Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

As at September 30, 2007, the Company had 68,351,953 shares of common stock issued and outstanding and 2,501 shares of preferred stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

In July 2006, the Company issued to Ecosafe 10,000,000 restricted shares of its common stock, $0.0001 par value per share which were not registered under the Act in consideration for the exclusive world wide license agreement with Ecosafe relating to commercial units valued at approximately $620,000.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In August 2006, the Company issued to Darfield Financial Corporation 440,000 restricted shares of its common stock, $.0001 par value per share, which were not registered under the Act in consideration for $110,000 pursuant to a private placement.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In September 2006, the Company issued to Ecosafe 1,000,000 restricted shares of its common stock, $0.0001 par value per share, which were not registered under the Act in consideration for the exclusive worldwide license agreement with Ecosafe relating to home/office units valued at approximately $560,000.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

In December 2006, the Company agreed to pay $1,000,000 and issue 1,000,000 shares of its common stock to Cucoloris Films, Inc. (“Cucoloris”) pursuant to a Form S-8 registration statement as partial consideration for the services of Cucoloris to the Company.  The agreement provided for the registration of the shares prior to December 31, 2006, but the parties have agreed to the filing of the registration statement as soon as practicable after the filing of this Annual Report.  The Company issued 1,000,000 shares and has paid $250,000.  We are renegotiating the terms of the remaining $750,000.

In January 2007, the Company agreed to issue to James Marsden 133,333 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, for a consideration of $100,000 ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008.  The subscription was not completed.

In January 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, up  to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. The Company issued 195,334 units to Robert Rosner. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In January 2007, the Company agreed to issue to Donald Walker, a former officer and director of the Company, up to 80,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $60,000 of indebtedness of the Company to Mr. Walker ($.75 per unit).  The warrants stock expire in January 2009 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008. The Company issued 77,202 units to Donald Walker. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

In January 2007, the Board of Directors approved the grant of 2,000,000 non-qualified stock options outside of the plan to two consultants (1,000,000 options each) with whom the Company is presently negotiating consulting agreements.  Neither the consulting agreements nor the stock option agreements have been executed as of the date of this Annual Report. The Company was unable to reach amicable terms with the two consultants for services. These non-qualified stock options were cancelled.

In April 2007, the Board of Directors approved the grant of 1,700,000 non-qualified stock options under the 2006 Amended Stock Option Plan to Robert Rosner (1,500,000 options) and Richard Jordan (200,000 options).  These non-qualified stock options are exercisable at $0.57 per share, expire on September 30, 2013, and are fully vested.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In May 2007, the Board of Directors approved the grant of 1,295,000 non-qualified stock options under the 2006 Amended Stock Option Plan to the following individuals: Connect Corporate Communications (300,000 options), Connect Capital (700,000 options), Gary Tacon (20,000 options), Adriana Mihalos (25,000 options) and James Marsden (250,000 options).  These non-qualified stock options are exercisable at $0.65 per share, expire on September 30, 2013, and are fully vested.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In October 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 696,494 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $118,404 of indebtedness of the Company to Mr. Rosner ($.17 per unit).  The warrants stock will expire on September 30, 2010 and are exercisable at $0.17 per share. As of the date of this annual report, the units have not been issued.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In October 2007, the Company agreed to issue to Darfield Financial Corp., 1,362,329 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $231,596 of indebtedness of the Company to Darfield Financial Corp. ($.17 per unit).  The warrants stock will expire on September 30, 2010 and are exercisable at $0.17 per share. As of the date of this annual report, the units have not been issued.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In December 2007, the Company entered into a private placement with an accredited investor of $100,000 for 588,235 common shares of the Company at $0.17 per share.  As of the date of this annual report, the shares have not been issued.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report for the year ended September 30, 2007. This Annual Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Annual Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Wataire International, Inc. is a Washington corporation incorporated on August 17, 2000.  Wataire is currently in the development stage and has completed its acquisition of all of the intellectual property relating a water treatment process and devices for water-from-air machines.  The agreements previously executed between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement.  To this end, the Company’s future results of operation will be highly dependent upon the success of its efforts to sell and market its products and technologies.  The Company anticipates that sales and sub-licensing agreements generated by these products will constitute the majority of its revenue. The Company plans to sell its products to distributors and also through multiple indirect channels, such as resellers. The marketing and sales of these products are highly dependent upon the delivery of marketing strategies, inventory and current technologies.

PLAN OF OPERATION

We have hired a marketing firm to help us market and launch our products. Our objective is to exploit our products and technologies through product development for sales and sub-licensing to earn royalty revenue streams.  The cost of this program is at least $750,000 per our remaining contract in addition to other operating expenses as detailed below. The Company anticipates spending over the next year $1,500,000 on marketing, public relations and advertising; $3,200,000 on inventory; $1,000,000 on research and development; $900,000 on management salaries and wages for managers, staff, administration; $300,000 on professional services and filing requirements; $500,000 for transaction costs; and $600,000 on other administrative expenses and general working capital.  The total expenditures over the next 12 months are therefore expected to be $8,000,000.  Therefore the Company will require additional funds to implement its intended business initiatives.  These funds may be raised through equity financing, debt financing, licensing, sales of products, and royalty streams from licensing or other sources which may result in further dilution in the equity ownership of the Company’s shares.  There is no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through licensing and product sales and/or the sale of equity securities and debt financing.  We have no cash to fund our operations at this time, so we plan to sell licenses and products, and offer common stock in private placements and debt financing during the next 12 months to raise minimum proceeds of $8,000,000.  We believe the proceeds from such private placements and debt financing will enable us to expand our operations, buy inventory and start our marketing campaign.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage since inception.  Operations were financed through proceeds from sales and the issuance of equity and loans from directors.  The directors have also advanced funds into the Company to cover cash flow deficiencies. The advances have no stated repayment terms.  These funds were used to pay inventory, services, legal and accounting expenses along with several other miscellaneous operational infrastructure costs.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2007, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2007 was $11,555. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $9,399,965 and as of September 30, 2007 we had a working capital of $347,183.  At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

Results of operations for the year ended September 30, 2007, as compared to the year ended September 30, 2006

Revenues.   For the year ended September 30, 2007, we had total revenues of $308,062 as compared to the total revenues of $5,500 for the twelve month period ended September 30, 2006, an increase of $302,562 from our sales of products.

Operating Expenses.   For the year ended September 30, 2007, we had total operating expenses of $8,516,244 as compared to total operating expenses of $299,066 for the twelve-month period ended September 30, 2006, an increase of $8,217,178. The increase was predominately due to the stock based compensation of $8,010,050.  Other increases relate to the increased operational costs such as management fees, research and development costs, travel costs, marketing and promotional costs, professional fees and other general administrative and infrastructure costs.

Management Fees.  For the year ended September 30, 2007, we had management fees of $111,633 as compared to $75,000 for the twelve month period ended September 30, 2006, an increase of $36,633 in management fees.

Professional Expenses. For the year ended September 30, 2007 we had professional expenses of $111,986 as compared to $52,294 for the twelve month period ended September 30, 2006, an increase of $59,692, due to the increase accounting and legal counsel fees.

Net Loss. For the year ended September 30, 2007, we had a net loss of $8,430,656 as compared to a net loss of $297,661 for the twelve-month period ended September 30, 2006, an increase of $8,132,995.  The increase was generally due to the stock based compensation of $8,010,050.

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

RISK FACTORS

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below before you purchase any of our common stock.  These risks and uncertainties are not the only ones we face.  Unknown additional risks and uncertainties, or ones that we currently consider immaterial, may also adversely affect our business operations.  If any of the risks or uncertainties actually occurs, our business, financial condition or results of operations could be materially adversely affected.  If this event occurs, you could lose all or part of your investment.

Dependence upon external financing

It is imperative that we raise additional capital to complete our operational plan to promote and commercialize our newly acquired business combinations and activities. We will also require funds to sustain our business operations if we are not successful in earning revenues from our product sales and sub-licensing. We estimate that we would require additional funding of $8,000,000 to pursue our business strategy. If we are unable to obtain equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to expand our current operational plan. Any sale of share capital will result in dilution to existing shareholders.

To date, we have generated some revenues from sales but not enough to sustain our business operations.  The success of our business depends on us receiving inventory and advertising materials from our suppliers and manufacturers.  The exact amount of our current and future capital requirements will depend on numerous factors, some of which are not within our control, including the progress of our development efforts, the costs of testing, supply of our products, demand of our products and changes in governmental regulation.  Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others.  The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations, in which case you could lose the entire amount of your investment in the Company.

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

Dependence on our suppliers

Our success is highly dependent upon the continued support and services of suppliers.  We are solely dependent on their support to provide enough inventory to meet our purchase orders.  If our suppliers are not able to manufacture enough products to meet the demands of our purchase orders, our business will most likely fail.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the twelve-month fiscal year ending September 30, 2007 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, Gruber & Company LLC, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.

Dependence on key management and personnel

Our success is highly dependent upon the continued services of Robert Rosner, our Chief Executive Officer.  If he was to leave us this could have a materially adverse effect upon our business and operations. We anticipate entering into employment contract with Mr. Rosner but can provide no assurance that we will come to terms for such employment agreement.

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

We may be subject to product liability or breach of contract claim if our products do not work as promised from our Inventor(s) and predecessor

The atmospheric water generators are designed to facilitate potable safe drinking water. If the technology fails to work as manufactured by our inventor(s) and predecessor, customers may bring claims against us. Despite limitations on such claims, such claims can be costly and time consuming which could have a material adverse effect on our operations, even if we are found not to have been at fault.  We currently do not have liability insurance and anticipate that we will seek some coverage in the future if such coverage is available at a reasonable cost.

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

Limited experience to market our products

Even if we are able to develop our products and obtain the necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently have some sales and just engaged a marketing agency.  We do not have a distribution infrastructure in place. Accordingly, we are dependent on our ability to find collaborative marketing partners or contract sales companies for commercial sale of any of our products.  Even if we find a potential marketing partner, we may not be able to negotiate an advertising and/or licensing contract on favorable terms to justify our investment or achieve adequate revenues.

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

The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security that is not quoted on NASD nor has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock.  The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale.  Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

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

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2007, the independent auditor's report, and the notes to the financial statements are attached at the end of this Annual Report.

Index  to  Financial  Statements:

1.   Independent Auditors'  Report;

2.   Audited Consolidated  Financial  Statements;

a.   Consolidated Balance Sheets as at September 30, 2007 and 2006;

b.   Consolidated Statements of Operations for the years ended September 30, 2007 and 2006, and for the period from August 17, 2000 (Date of inception) to September 30, 2007;

c.   Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006 and for the period from August 17, 2000 (Date of inception) to September 30, 2007;

d.   Consolidated Statements of Stockholder's Equity (Deficiency) for the period August 17, 2000 to September 30, 2007;

e.   Statements of Discontinued Operations for the years ended September 30, 2007 and 2006;

f.   Notes to the Consolidated Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 8, 2007, the Company's Board of Directors approved the engagement of the firm Gruber & Company LLC of Lake St. Louis, Missouri as the Company's independent auditors.

During the Company's most recent fiscal year or any subsequent  interim period prior to engaging Gruber & Company LLC, the Company, or someone on the  Company's  behalf,  had not consulted  Gruber & Company LLC  regarding any of the accounting or auditing  concerns stated in Item 304(a)(2) of Regulation S-B.

During the last interim report, the Company provided Amisano Hanson with a copy of the above disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Board of Directors meet in person or via telephone conferencing during our fiscal year ended September 30, 2007.  Each member of the Board of Directors attended the meetings.

Board of Director Members:

As of the date of this Annual Report, the Company had the following three members of the Board of Directors:

Name	Age	Office Held
Robert Rosner (1)	43	CEO, Secretary, Director, Chairman of the Board
Terry Nylander (2)	61	President, Director
Richard Jordan (3)	62	Treasurer, CFO, Director

Notes:

(1)

Mr. Rosner was appointed a Director and Corporate Secretary on August, 2003; he resigned as Corporate Secretary on August 19, 2005 and was appointed Chief Executive Officer, Chairman of the

Board and President. Mr. Rosner was appointed Corporate Secretary on March 13, 2007 and resigned as President on April 23, 2007.

(2)

Mr. Nylander was appointed a Director on April 18, 2007 and as President on April 23, 2007.

(3)

Mr. Jordan was appointed a Director, Corporate Secretary, Treasurer and Chief Financial Officer on August 19, 2005; he resigned as Corporate Secretary on September 27, 2006.

On March 13, 2007, the Company accepted the resignations of Max Weissengruber and Nand Shankar.

On September 27, 2006, Nand Shankar was elected as Director and Corporate Secretary.

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

On August 19, 2005, Donald Walker resigned as officer and director of the Company.  Mr. Rosner replaced Mr. Walker as President, Chief Executive Officer and Chairman of the Board, and Mr. Jordan filled the vacant director position and was appointed Corporate Secretary, Treasurer and Chief Financial Officer of the Company.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert Rosner - President, Chief Executive Officer, Director and Chairman of the Board

Mr. Rosner has served as the Company's Chairman and Chief Executive Officer since August 2005.  He was the Vice President of Regulatory Affairs and Compliance and Corporate Secretary from August 2003 until August 2005.  He was President from August 2005 to April 2007. Mr. Rosner was appointed Corporate Secretary in March 2007. He has been a member of the Company’s board of directors since August 2003. For the past five years Mr. Rosner also functioned as a VP of Investor Relations and Business Development for WI MBG USA Inc. From September 1999 until September 2003, Mr. Rosner was also the President of First Cypress Technologies Inc., a mining company listed on the OTC Bulletin Board.  He was the owner and the president of Rosner Communications Inc. from July 1985 to April 2004. Rosner Communications Inc. provided consulting services to public companies. Mr. Rosner was the president and a director of Nio Gold Mining Corp., a company listed on the Canadian Venture Exchange, from July 1994 to December 2002.  Mr. Rosner was the president and director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, from June 1996 to January 2005.  Mr. Rosner was the president and a director of Superior Networks, Inc., a company listed on the OTC Bulletin Board, from February 2002 to September 2002.

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

Mr. Terry Nylander – President and Director

Mr. Nylander has served as the Company’s President since April 23, 2007.  He has been a member of the Company’s board of directors since April 18, 2007.  Since July 2004, Terrence Nylander has been a consultant providing research and development and product development services to Wataire Ecosafe Technologies Inc., a publicly traded company whose shares trade Over-The-Counters.  Since January 2003, Mr. Nylander has been the President of Canadian Dew Technologies Inc, a private company that developed the water-from-air technologies, proprietary software and systems, which includes products such as the WaterCondensator, WaterProducer, Water-producing Greenhouse and other innovative “green” technologies and know-how.  Mr. Nylander was an award winning Realtor in Saskatchewan, Quebec and British Columbia.  As a former member of Canada’s 31st Parliament, he was appointed to several key government committees including Finance, Trade and Economic Affairs, Agriculture, Regional Development, Natural Resources and Public Works, Indian Affairs and Northern Development, and the Miscellaneous Private Bills and Standing Orders Committee. During this time, Mr. Nylander was appointed by Canada’s Prime Minister to a special Caucus Committee to devise proposals for “An Energy Self Sufficiency Policy for Canada.”  Other experience includes a lengthy time in the oilfield service industry and water well drilling business.

TERM OF OFFICE

Our  directors are  elected for a one-year term to hold office until the next annual  general  meeting  of  our  shareholders  or until removed from office in accordance  with  our  bylaws.  Our officers  are  appointed  by  our  board of directors  and  hold  office  until  removed  by  the  board.

ADVISORY BOARD MEMBERS

The Company’s advisory board members were appointed by the Board of Directors to help oversee and provide support relating to the Company’s business affairs.  The advisory board members meet in person or via telephone conferencing with the Board of Directors.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended September 30, 2007, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below:

Mr. Nylander failed to timely file his initial Form 3 relating to their appointment as a director and/or executive officer of the Company.  Mr. Nylander has been informed of his reporting obligations, and is in the process of obtaining EDGAR codes in order to file his form. Mr. Rosner failed to timely file his Form 4 and Schedule 13D relating to his share holdings.  Ecosafe failed to timely file its initial Form 3 relating to the issuance of 11,000,000 shares and the 2,400,000 shares in accordance with the IP agreement for their atmospheric water generators.  Ecosafe has been informed of its reporting obligation.

CODE OF CONDUCT AND ETHICS

We have not adopted a code of conduct and ethics that applies to the principal executive officer, principal financial officer, principle accounting officer or controller or persons performing similar functions because we have not yet finalized the content of such a code.  However, we are in the process of drafting a code of conduct and ethics.

AUDIT COMMITTEE

We currently do not have an audit committee and therefore have not adopted any audit committee policies.  The functions of the audit committee are currently carried out by our Board of Directors.  We plan to have an audit committee at such time as we elect additional directors to our Board.

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2007.  Only one officer and director received annual compensation in excess of $100,000 during the last three complete fiscal years.

Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Awards		Payouts	All other compensation ($) (i)
					Restricted stock award(s) ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Robert Rosner(1) CEO, Secretary & Director	2007 2006 2005 2004 2003	120,000 45,000 75,000 105,000 Nil	Nil	Nil	Nil	3,500,000	Nil	Nil
Richard Jordan Treasurer, CFO & Director	2007 2006 2005	Nil 30,000 2,500	Nil	Nil	Nil	200,000	Nil	Nil
Terrence Nylander President & Director	2007	2,360	Nil	Nil	Nil	250,000	Nil	Nil
Nand Shankar Former Secretary & Former Director	2007 2006	4,275	Nil	Nil	Nil	250,000	Nil	Nil
Max Weissengruber Former Director	2007 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Miziolek Former Director	2007 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Moodie Former Director	2007 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Walker (2) Former President, Former CEO & Former Director	2007 2006 2005 2004 2003	Nil 48,750 56,250 Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:

As of December 31, 2007, none of the executive officers had any written employment contracts with the Company.

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

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND         MANAGEMENT

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s current directors, named executive officers, and each person who is known by the Company to own beneficially, more than 5% of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Robert Rosner 21550 Oxnard Street, Suite 300 Woodland Hills, California 91367	CEO, Secretary Director	11,490,156 shares (2)	16.18%
Wataire Ecosafe Technologies Inc. 3033 King George Hwy Suite 24 Surrey, BC Canada	Shareholder	13,400,000 shares (3)	18.87%

Canadian Dew Technologies Inc. 4942 Weaver Drive Delta, BC Canada	Shareholder	2,400,000 shares (4)	3.38%
Terrency Nylander #4, 7218 Progress Way Delta, BC Canada	President, Director	250,000 shares (5)	0.35%
Richard Jordan 3602 Loraine Avenue North Vancouver, BC Canada	Treasurer, CFO, Director	200,000 shares (6)	0.28%
All Directors and Officers as a group (3 persons)		Total Shares (7)	20.19%

 (1)

Beneficial ownership of common stock has been determined for purposes of the above table in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Annual Report have been exercised. For purposes of calculating beneficial ownership, assumes 70,990,011 shares of common stock of the Company as issued and outstanding as of the date of this Annual Report.  The amount issued is 68,351,953 common shares.  There is an additional 2,647,058 common shares that are issuable but have not been issued prior to the date of this Annual Report.  These shares relate to 2,058,823 common shares for cancellation of indebtedness of the Company and 588,235 common shares pursuant to a private placement as disclosed elsewhere in this report.

(2)

Includes 6,401,834 shares of Common Stock issued, 195,334 shares issuable upon the exercise of warrants exercisable at $1.15 per share, 2,000,000 shares issuable upon the exercise of stock options exercisable at $.62 per share, and 1,500,000 shares issuable upon the exercise of stock options exercisable at $.57 per share, 696,494 shares in cancellation of indebtedness of the Company to Mr. Rosner and 696,494 shares issuable upon the exercise of warrants exercisable at $0.17 per share. See “Certain Relationships and Related Transactions.”

(3)

Voting and dispositive power over the shares held of record by Wataire Ecosafe Technologies Inc. (formerly Wataire Industries Inc.) is exercised by its board of directors.

(4)

Mr. Nylander is the President and director of Canadian Dew Technologies Inc.

(5)

Represents 250,000 shares issuable upon exercise of stock options at $.50 per share.

(6)

Represents 200,000 shares issuable upon exercise of stock options at $.57 per share.

(7)

Includes Mr. Rosner’s, Mr. Nylander, and Mr. Jordan’s share positions, stock options, and warrants as noted in (2), (4), (5), and (6).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, up to 200,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $150,000 of indebtedness of the Company to Mr. Rosner ($.75 per unit).  The warrants stock expire December 31, 2008 and are exercisable at $.85 per share if the warrant is exercised on or before June 30, 2007, at $1.00 if the warrant is exercised on or before December 31, 2007, and at $1.15 if the warrant is exercised on or before December 31, 2008.  195,334 units were issued to Mr. Rosner.

In October 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 696,494 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $118,404 of indebtedness of the Company to Mr. Rosner ($.17 per unit).  The warrants stock will expire on September 30, 2010 and are exercisable at $0.17 per share. As of the date of this annual report, the units have not been issued.

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

(b)

Reports on Form 8-K

On October 10, 2007, we reported to the Securities and Exchange Commission that the Company agreed to issue a total of 2,058,823 units at $0.17 per unit for cancellation of indebtedness of the Company.

On December 11, 2007, we reported to the Securities and Exchange Commission that the Company approved the issuance of 588,235 common shares of the Company pursuant to a private placement at $0.17 per share for a total of $100,000 to an accredited investor.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2007 and 2006 for professional services rendered by the principal accountant for the audit of Wataire's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $50,000 and $35,000 respectively.

AUDIT RELATED FEES - None

TAX FEES - None

ALL OTHER FEES - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATAIRE INTERNATIONAL, INC.

By:  /s/  ROBERT ROSNER

     ___________________________________

     ROBERT ROSNER, CEO, Secretary and Director

     Date:     January 16, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ ROBERT ROSNER

     ___________________________________

     Robert Rosner, Chief Executive Officer,

     Secretary and Director

     Date:     January 15, 2008

By:  /s/ RICHARD JORDAN

     ____________________________________

     Richard Jordan, Chief Financial Officer

     Treasurer and Director

     Date:     January 15, 2008

By:

     ____________________________________

     Terrence Nylander, President

     Director

     Date:

WATAIRE  INTERNATIONAL, INC.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Stated in US Dollars)

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Wataire International Inc.

We have audited the accompanying balance sheet of Wataire International Inc.(A Development Stage Company)  as of September 30, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the years then ended and for the period from inception August 17, 2000 to September 30, 2007   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and  cash flows for the years then ended and from the period of inception August 17, 2000 to September 30, 2007   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to these financial statements the Company has incurred losses. This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri

January 14, 2008

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2007 and 2006

(Stated in US Dollars)

ASSETS		2007	2006

Current
Cash		$ 11,555	$ 8,724
Accounts receivable		2,800	829
Prepaid expenses & retainer		8,380	-
Advance on marketing agreements – Note 10		660,000	-
Advance on inventory		132,141	-
Inventory – Note 4		329,262	5,850

		1,144,138	15,403
Capital assets, net		768	-
Acquisition of intangibles – Note 12		2,546,062	-
Licence rights – Note 8, 12		-	1,168,873

		$ 3,690,968	$ 1,184,276

LIABILITIES

Current
Accounts payable		$ 256,389	$ 143,145
Promissory notes payable – Notes 4 and 9		326,189	36,000
Due to related parties – Note 4		59,837	145,254
Deferred revenue		154,540	-

		796,955	324,399

STOCKHOLDERS’ EQUITY

Capital stock – Notes 5, 10 and 12
Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	Preferred shares with a par value of $0.0001, redeemable at $0.005
Issued and outstanding:
68,351,953	common shares (September 30, 2006: 60,445,372)	6,835	6,045
2,501	Preferred shares (September 30, 2006: 2,501)	1	1
Additional paid-in capital		12,287,142	1,823,140
Share subscriptions		-	-
Deficit accumulated during the development stage		(9,399,965)	(969,309)

SEE ACCOMPANYING NOTES

2,894,013	859,877

$ 3,690,968	$ 1,184,276

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended September 30, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

			August 17,
			2000 (Date of
			Inception) to
	,		September 30,
	2007	2006	2007

Sales	$ 308,062	$ 5,500	$ 313,562
Cost of sales – Note 4	(222,474)	(4,095)	(226,569)

Gross margin	85,588	1,405	86,993
Other income	-	-	9,500

	85,588	1,405	96,493

Expenses
Advances written off	-	50,000	85,000
Amortization	59,155	11,127	70,282
Consulting fees	50,124	79,963	284,000
Donated services	-	-	11,250
Foreign exchange gain	(71,730)	-	(71,730)
General and administrative – Note 4	75,047	22,789	147,374
Incorporation costs	-	-	2,005
Management fees – Note 4	111,633	75,000	391,883
Marketing and promotion	98,560	-	98,560
Professional fees	110,986	52,294	267,031
Research & Development	17,143	-	17,143
Rent	23,629	-	23,629
Settlement of accounts payable	-	-	(3,250)
Stock-based compensation – Note 5	8,010,050	-	8,010,050
Travel	31,647	7,893	39,540
Website development costs	-	-	8,700

	8,516,244	299,066	9,381,467

Loss from continuing operations	(8,430,656)	(297,661)	(9,284,974)

Loss from discontinued operations	-	-	(114,991)

Net loss for the period	$ (8,430,656)	(297,661)	$ (9,399,965)

SEE ACCOMPANYING NOTES

Basic and diluted loss per share	$ (0.14)	$ (0.01)

Weighted average number of shares outstanding	62,400,510	51,321,602

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
			Inception) to
			September 30,
	2007	2006	2007
Operating Activities
Loss from continuing operations	$ (8,430,656)	$ (297,661)	$ (9,284,974)
Adjustments to reconcile loss to cash used in operating activities:
Amortization	59,155	11,127	70,282
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	26,370	122,070
Advances written off	-	50,000	50,000
Inventory	-	4,095	4,095
Stock-based compensation	8,010,050	-	8,010,050
Change in non-cash working capital items:
Accounts receivable	(1,971)	(829)	(2,800)
Prepaid expenses and retainers	(8,380)	29	(8,380)
Deferred revenue	154,540	-	154,540
Advance on marketing agreements	(660,000)	-	(660,000)
Advance on inventory	(132,141)	-	(132,141)
Inventory	(323,412)	-	(329,262)
Accounts payable	113,244	127,266	256,389

	(1,219,571)	(79,603)	(1,730,181)

Investing Activities
License payment advanced	-	-	(50,000)
Capital assets	(922)	-	(922)
Advanced to subsidiaries	-	-	(115,091)
Acquisition of intangibles-net	(1,436,190)	-	(1,436,190)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	(1,437,112)	-	(1,610,803)

…/cont’d

SEE ACCOMPANYING NOTES

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for theyears ended September 30, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
			Inception) to
			September 30,
	2007	2006	2007

Financing Activities
Promissory notes payable	290,189	(27,838)	326,189
Due to Related Parties	(85,418)	4,959	65,686
Common stock issued for cash	880,341	110,000	1,386,262
Common Stock issued for Marketing Agreement	410,000	-	410,000
Common Stock issued for Intangibles	960,000	-	960,000
Common Stock issued to Accounts Payable	167,396	-	167,396
Common Stock issued for Promissory Notes	37,006	-	37,006

	2,659,514	87,121	3,352,539

Increase (decrease) in cash during the period	2,831	7,518	11,555

Cash, beginning of the period	8,724	1,206	-

Cash, end of the period	$ 11,555	$ 8,724	$ 11,555

Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2007

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

for the period August 17, 2000 (Date of Inception) to September 30, 2007

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

for the period August 17, 2000 (Date of Inception) to September 30, 2007

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

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2007

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2006	60,445,372	6,045	-	2,501	1	1,823,140	(969,309)	859,877
Issue of common shares	272,536	27	-	-	-	204,375	-	204,402
Issue of common shares	1,834,045	183	-	-	-	880,157	-	880,340
Issue of common shares	1,000,000	100	-	-	-	409,900	-	410,000
Issue of common shares	4,800,000	480	-	-	-	959,520	-	960,000
Net loss for the period	-	-	-	-	-	-	(8,430,656)	(8,430,656)
Stock-based compensation	-	-	-	-	-	8,010,050	-	8,010,050

Balance, September 30, 2007	68,351,953	$ 6,835	$ -	2,501	$ 1	$ 12,287,142	$ (9,399,965)	$ 2,894,013

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

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Stated in US Dollars)

(Unaudited)

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $9,399,965 since its inception, has a working capital of $347,183 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has obtained additional funds by equity financing and/or related party advances (Note 11), however there is no assurance that this additional funding is adequate and further funding may be necessary.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2

Significant Accounting Policies – (cont’d)

a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

b)

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Petsmo Inc. and Aqua Technologies, Inc.  All inter-company transactions and balances have been eliminated.

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

Note 2

Significant Accounting Policies – (Cont’d)

j)

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

k)

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

Note 3

Related Party Transactions

During the years ended September 30, 2007 and 2006, directors of the Company and the spouse of a director of the Company charged the following expenses to the Company:

	2007	2006

Cost of sales	$ -	$ 4,095
Administrative fees	25,260	12,000
Interest	7,180	6,000
Management fees	111,633	75,000

	$ 144,073	$ 97,095

Note 4

Related Party Transactions – (cont’d)

Included in inventory at September 30, 2007, are goods valued at $1,170 provided at no cost by a company with directors in common with the Company (2006 - $5,850).

Included in accounts payable at September 30, 2007 is $119,343 owing to directors and former directors of the Company and to the spouse of a director of the Company (2006 - $116,149).

Included in promissory notes payable at September 30, 2007 is $94,593 due to a director of the Company (2006 - $36,000). During the year, the promissory note payable and accrued interest ($36,000) was settled by the issuance of common shares at $0.75 per share.  The other promissory note payable was settled subsequent to this annual report by the issuance of $0.17 per unit whereby each unit consists of 1 common share and 1 share purchase warrant exercisable at $0.17 per warrant on or before September 30, 2010.

Amounts due to related parties are due to a director of the Company.  The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

	For the year ended
	September 30, 2007
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

	For the year ended
	September 30, 2007
		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding and exercisable, beginning	-	-
Granted	12,270,000	$0.71
Cancelled	(3,500,000)	$0.88

Outstanding and exercisable, ending	8,770,000	$0.65

Note 5

Common Stock – Notes 10 and 12 – (cont’d)

Commitments: – (cont’d)

Stock Purchase Options – (cont’d)

The fair value of the stock options granted during the year ended September 30, 2007 was determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	153.04%
Expected option life	6.70 years

The compensation charge associated with stock options in the amount of $8,010,050 is included in the statement of operations for year ended September 30, 2007.

Additional information regarding stock options outstanding as at September 30, 2007 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

1,175,000	$0.50	September 30, 2013
3,725,000	$0.62	September 30, 2013
875,000	$1.10	September 30, 2013
1,700,000	$0.57	September 30, 2013
1,295,000	$0.65	September 30, 2013

8,770,000

Note 6

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended September 30, 2006, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  During the year ended September 30, 2007, the Company issued 272,536 common shares at $0.75 per share totalling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  The Company issued 1,000,000 common shares to a marketing agreement at $0.41 per share totalling $410,000.  These transactions were excluded from the statements of cash flows.

Note 7

Contingency

On October 11, 2006, the Company was named as a defendant in a lawsuit whereby the plaintiffs are claiming general damages, with respect to funds totaling approximately $94,000 which were allegedly misappropriated, interest, costs and such further and other relief as the court may deem just.  Management of the Company believes the claim is without merit and it is unlikely to succeed.  The Company has filed a statement of defense denying the allegations and a counterclaim for defamation.  The court has ordered a severance of the action, and has required the plaintiffs to prove their damages, before proceeding to trial on issues of liability.

Note 8

License Rights -  Note 12

	June 30,			September 30,
	2007			2006
Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 70,128	$ 1,109,872	$ 1,168,873

The license rights were amortized straight-line over the initial terms of 15 years until June 2007.  The net cost of the license rights has been reclassified with the Intellectual Property acquired in July 2007.  (See note 12)

Note 9

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	September 30,	September 30,
	2007	2006

January 28, 2007	$ -	$ 36,000
October 9, 2007	43,890	-
January 7, 2008	187,706	-
January 9, 2008	94,593	-

	$ 326,189	$ 36,000

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

During the year ended September 30, 2007, the Company paid $250,000 in respect to the cash portion of the agreements and has issued 1,000,000 common shares of the Company.  The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The Company is currently re-negotiating the terms of the remaining $750,000.

Note 11

Intellectual Property – Note 5 and 8

On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property (“IP”) relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc, Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren.  Mr. Nylander was at the time of signing the agreement and currently, the President of the Company.

Consideration for the purchase of the IP was $469,485 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company’s annual September 30, 2006 audited consolidated financial statements.  The IP acquisition was completed in July 2007.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

Note 12

Comparative Figures

Certain comparative figures as at September 30, 2006 have been reclassified in order to conform with the financial statement presentation adopted for the year ended September 30, 2007.

Note 13

Subsequent Events

On October 5, 2007, the Company approved the issuance of 2,058,823 units at $0.17 per unit to settle amounts due to a director of the Company and a third party totalling $350,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.17 per share on or before September 30, 2010.

On December 5, 2007 the Company entered into a private placement agreement to issue 588,235 common shares at a price of $0.17 per share for a total price of $100,000 to an individual who is an accredited investor.

Subsequent to September 30, 2007, the Company received $25,000 loan from a director and $100,000 loan from a shareholder.

Note 14

Income Taxes

The Company has losses for tax purposes totalling $9,399,965 which may be applied against future taxable income.  These losses begin to expire in 2026.  The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2007	2006	2005

Tax loss carry-forwards	$ -	$ 329,565	$ 228,360
Valuation allowance	-	(329,565)	(228,360)

	$ -	$ -	$ -