Form 10QSB
period 2007-12-31
WATAIRE INTERNATIONAL, INC.
filed 2008-02-13
CIK 1127007

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:                                             December 31, 2007

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

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2007:

                    70,999,011 Shares of Common Stock

Transitional Small Business Disclosure Format: Yes [  ] No [X]

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

SEE ACCOMPANYING NOTES

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

December 31, 2007 and September 30, 2007

(Stated in US Dollars)

		December 31,	September 30
ASSETS		2007	2007
			Audited
Current
Cash		$ -	$ 11,555
Accounts receivable		2,800	2,800
Prepaid expenses & retainer		2,280	8,380
Advance on marketing agreements		660,000	660,000
Advance on inventory		256,190	132,141
Inventory		313,944	329,262

		1,235,214	1,144,138
Capital assets, net		692	768
Acquisitions of intangibles		2,546,062	2,546,062

		$ 3,781,968	$ 3,690,968

LIABILITIES

Current
Accounts payable		$ 390,456	$ 256,389
Bank Indebtedness		2,865	-
Promissory notes payable		-	326,189
Due to related parties		53,882	59,837
Deferred revenue		154,540	154,540

		601,743	796,955

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001, redeemable at $0.005
Issued and outstanding:
70,999,011	common shares (September 30, 2007: 68,351,953)	7,099	6,835
2,501	preferred shares (September 30, 2007: 2,501)	1	1
Additional paid-in capital		12,736,877	12,287,142
Deficit accumulated during the development stage		(9,563,752)	(9,399,965)

		3,180,225	2,894,013

		$ 3,781,968	$ 3,690,968

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended December 31, 2007 and 2007 and

for the period August 17, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	Three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007

Sales	$ -	$ 3,125	$ 313,562
Cost of sales – Note 4	-	(2,925)	(226,569)

Gross margin	-	200	86,993
Other income	-	-	9,500

	-	200	96,493

Expenses
Advances written off	-	-	85,000
Amortization	77	19,667	70,359
Consulting fees	27,365	10,000	311,365
Donated services	-	-	11,250
Foreign exchange (gain)/loss	7,918	-	(63,812)
General and administrative – Note 4	16,574	13,373	163,948
Incorporation costs	-	-	2,005
Management fees – Note 4	30,000	15,000	421,883
Marketing and promotion	26,848	68,209	125,408
Professional fees	24,992	30,845	292,023
Research & Development	-	-	17,143
Rent	12,155	3,841	35,784
Settlement of accounts payable	-	-	(3,250)
Stock-based compensation – Note 5	-	3,604,000	8,010,050
Travel	17,858	5,885	93,182
Website development costs	-	-	8,700

	(163,787)	(3,770,820)	(9,545,254)

Loss from continuing operations	(163,787)	(3,770,620)	(9,448,761)

Loss from discontinued operations	-	-	(114,991)

Net loss for the period	$ (163,787)	(3,770,620)	$ (9,563,752)

Basic and diluted loss per share	$ (0.00)	$ (0.06)

Weighted average number of shares outstanding	70,465,124	60,445,372

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	For the three months ended		Inception) to
	December 31,		December 31,
	2007	2006	2007
Operating Activities
Loss from continuing operations	$ (163,787)	$ (3,770,620)	$ (9,448,761)
Adjustments to reconcile loss to cash used in operating activities:
Amortization	77	19,667	70,359
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	-	122,070
Advances written off	-	-	50,000
Inventory	-	2,925	4,095
Stock-based compensation	-	3,604,000	8,010,050
Change in non-cash working capital items:
Accounts receivable	-	29	(2,800)
Prepaid expenses and retainers	6,100	(2,866)	(2,280)
Deferred revenue	-	-	154,540
Advance on marketing agreements	-	-	(660,000)
Advance on inventory	(124,049)	-	(256,190)
Inventory	15,317	-	(313,944)
Accounts payable	134,067	97,559	390,456

	(132,275)	(49,306)	(1,862,455)

Investing Activities
License payment advanced	-	-	(50,000)
Capital assets	-	-	(922)
Advanced to subsidiaries	-	-	(115,091)
Acquisition of intangibles-net	-	-	(1,436,190)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	-	-	(1,610,803)

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended December 31, 2007 and 2006 and

for the period August 17, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

			August 17,
			2000 (Date of
	For the three months ended		Inception) to
	December 31, 2007		December 31,
	2007	2006	2007

Financing Activities
Bank indebtedness	2,865	-	2,865
Promissory notes payable	(326,189)	41,655	-
Due to Related Parties	(5,955)	1,110	59,730
Common stock issued for cash	100,000	-	1,486,262
Common Stock issued for Marketing Agreement	-	-	410,000
Common Stock issued for Intangibles	-	-	960,000
Common Stock issued to Accounts Payable	21,919	-	189,315
Common Stock issued for Promissory Notes	328,080	-	365,086

	120,720	42,765	3,473,258

Increase (decrease) in cash during the period	(11,555)	(6,541)	-

Cash, beginning of the period	11,555	8,724	-

Cash, end of the period	$ -	$ 2,183	$ -

Non-Cash Transactions – Note 6

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2007

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

for the period August 17, 2000 (Date of Inception) to December 31, 2007

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

for the period August 17, 2000 (Date of Inception) to December 31, 2007

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

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2007

(Stated in US Dollars)

(Unaudited)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2006	60,445,372	6,045	-	2,501	1	1,823,140	(969,309)	859,877
Issue of common shares	272,536	27	-	-	-	204,375	-	204,402
Issue of common shares	1,834,045	183	-	-	-	880,157	-	880,340
Issue of common shares	1,000,000	100	-	-	-	409,900	-	410,000
Issue of common shares	4,800,000	480	-	-	-	959,520	-	960,000
Net loss for the period	-	-	-	-	-	-	(8,430,656)	(8,430,656)
Stock-based compensation	-	-	-	-	-	8,010,050	-	8,010,050

Balance, September 30, 2007	68,351,953	$ 6,835	$ -	2,501	$ 1	$ 12,287,142	$ (9,399,965)	$ 2,894,013
Issue of common shares	2,058,823	205	-	-	-	349,795	-	350,000
Issue of common shares	588,235	59	-	-	-	99,941	-	100,000
Net loss for the period	-	-	-	-	-	-	(163,787)	(163,787)

Balance, December 31, 2007	70,999,011	$ 7,099	$ -	2,501	$ 1	$ 12,736,877	$ (9,563,752)	$ 3,180,225

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

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s September 30, 2007 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2007 annual financial statements.

Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ended September 30, 2008.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $9,563,752 since its inception, has a working capital of $633,471 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 4

Related Party Transactions

During the three months ended December 31, 2007 and 2006, directors of the company and the spouse of a director of the Company charged the following expenses to the Company:

	2007	2006

Cost of sales	$ -	$ 2,925
Administrative fees	6,693	7,343
Interest	-	756
Management fees	30,000	15,000

	$ 36,693	$ 26,024

Note 4

Related Party Transactions – (cont’d)

Included in promissory notes payable at December 31, 2007 is nil due to a director of the Company (September 30, 2007 - $94,593). During the quarter, the promissory note payable and accrued interest was settled by the issuance of common shares at $0.17 per unit whereby each unit consists of 1 common share and 1 share purchase warrant exercisable at $0.17 per warrant on or before September 30, 2010.

Included in accounts payable at December 31, 2007 is $144,342 owing to directors and former directors of the Company and to the spouse of a director of the Company. (September 30, 2007 - $119,343).

Included in inventory at December 31, 2007 are goods valued at $1,170 provided at no cost by a company with directors in common with the Company (September 30, 2007 - $1,170).

Amounts due to related parties are due to a director of the Company. The amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5

Common Stock – Note 11

Commitments:

Share For Debt Settlements

On October 5, 2007, the Company approved the issuance of 2,058,823 units at $0.17 per unit to settle amounts due to a director of the Company and a shareholder of the Company totaling $350,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.17 per share on or before September 30, 2010.

Share Subscriptions

The Company entered into a private placement agreement to issue 588,235 common stock at $0.17 per share for proceeds of $100,000 on December 5, 2007 to an accredited investor.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

Note 5

Share Purchase Warrants  - (cont’d)

	December 31, 2007
	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding, beginning	38,760	$2.50	April 8, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008
Issued	1,834,045	$0.85	April 30, 2007
		or at $1.00	October 31, 2007
		or at $1.15	April 30, 2008
Issued	2,058,823	$0.17	September 30, 2010
Outstanding, ending	4,204,164

Stock Purchase Options

On January 9, 2007, the board of directors amended its 2006 Stock Option Plan and increased the authorized reserved shares for issuance of incentive stock options to 11,000,000 shares of its common stock.

The following table summarizes the continuity of the Company’s stock options:

	December 31, 2007
		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding and exercisable, beginning	-	-
Granted	12,270,000	$0.71
Cancelled	(3,500,000)	$0.88

Outstanding and exercisable, ending	8,770,000	$0.65

The fair value of the stock options granted during the three months ended December 31, 2007 was determined using the Black-Scholes option pricing model with the following assumptions:

Note 5

Stock Options – (Cont’d)

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	153.04%
Expected option life	5.78 years

The compensation charge associated with stock options in the amount of $8,010,050 was included in the statement of operations for year ended September 30, 2007.

Additional information regarding stock options outstanding as at December 31, 2007 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

1,175,000	$0.50	September 30, 2013
3,725,000	$0.62	September 30, 2013
875,000	$1.10	September 30, 2013
1,700,000	$0.57	September 30, 2013
1,295,000	$0.65	September 30, 2013

8,770,000

Note 6

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended September 30, 2006, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  During the year ended September 30, 2007, the Company issued 272,536 common shares at $0.75 per share totalling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  The Company issued 1,000,000 common shares to a marketing agreement at $0.41 per share totalling $410,000.  During the three months ended December 31, 2007, the Company approved the issuance of 2,058,823 common shares at $0.17 per share totalling $350,000 to a director and shareholder of the Company for repayment of promissory notes, interest owed and other accounts payable. These transactions were excluded from the statements of cash flows.

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

License Rights -  Note 11

	June 30,			September 30,
	2007			2006
Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 70,128	$ 1,109,872	$ 1,168,873

The license rights were amortized straight-line over the initial terms of 15 years until June 2007.  The net cost of the license rights has been reclassified with the Intellectual Property acquired in July 2007.  (See note 11)

Note 9

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	December 31,	September 30,
	2007	2007

October 9, 2007	$ -	$ 43,890
January 7, 2008	-	187,706
January 9, 2008	-	94,593

	$ -	$ 326,189

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

During the year ended September 30, 2007, the Company paid $250,000 in respect to the cash portion of the agreements and has issued 1,000,000 common shares of the Company.  The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The Company is currently re-negotiating the terms of the remaining $750,000. The common shares will be returned to treasury.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of the financial condition and results of operations of Wataire International, Inc. (the "Company," "we," "us" or "our" should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended December 31, 2007.  This quarterly report contains certain forward-looking statements, and the Company's future operating results could differ materially from those discussed herein.  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

PLAN OF OPERATION

Our objective is to exploit our IP through product development for sales and sub-licensing of our products to earn royalty revenue streams. We anticipate that total expenditures over the next 12 months will be approximately $8,000,000. These funds may be raised through equity or debt financings, sales of product, royalty streams from sub-licensing. Raising additional capital will result in further dilution in the equity ownership of the Company’s shares by its current shareholders.  There is no assurance that the Company will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in the Company’s common stock.

We have no cash to fund our operations at this time, so we plan to seek debt financing as well as offer common stock in private placements during the next 12 months to raise minimum proceeds of $8,000,000.  We believe the proceeds from such debt financing and private placements will enable us to expand our operations, buy inventory and start our marketing campaign.  If we are able to raise the additional funding of $8,000,000 by selling licenses and products, or in private placement transactions and/or debt financing over the next 12 months to cover our minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage.  Historically, operations have been financed through proceeds from the issuance of equity and loans from directors.  The advances have no stated repayment terms.  These funds were used to pay legal and accounting expenses along with several other miscellaneous operational infrastructure costs.  Recently, the board approved to issue Robert Rosner, our Chief Executive Officer, up to 696,494 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $118,404 of indebtedness of the Company to Mr. Rosner ($.17 per unit).  The warrant stocks expire on September 30, 2010 and are exercisable at $.17 per share. As of the date of this Interim Report, the units have not been issued.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2007, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2007 was $NIL. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $9,563,752 and as of September 30, 2007 we had a working a capital of $633,471.  At the present time, and over the next 12 months, our primary focus will be to (i) raise capital, (ii) develop our marketing plan, new initiatives and operational plan, and (iii) establish sales.

Results of operations for the three-month period ended December 31, 2007, as compared to the nine-month period ended December 31, 2006.

Operating Expenses.   For the three-month period ended December 31, 2007, we had total operating expenses of $163,787 as compared to total operating expenses of $3,770,820 for the three month period ended December 31, 2006, a decrease of $3,607,033. The decrease in operating expenses was generally due to the stock-based compensation of $3,604,000.

Management Fees.  For the three-month period ended December 31, 2007, we had management fees of $30,000 as compared to $15,000 for the three month period ended December 31, 2006, an increase of $15,000 in management fees.

Professional Expenses. For the three-month period ended December 31, 2007 we had professional expenses of $24,992 as compared to $30,845 for the three month period ended December 31, 2006, a decrease of $5,853, due to the decrease accounting and legal counsel fees.

Net Loss. For the three-month period ended December 31, 2007, we had a net loss of $163,787 as compared to a net loss of $3,770,620 for the three month period ended December 31, 2006, a decrease of $3,606,833 due basically from the stock-based compensation of $3,604,000.

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

In October 2007, the Company agreed to issue to Darfield Financial Corp approved the issuance of 1,362,329 units, each unit each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $231,596 of indebtedness of the Company to Darfield Financial Corp ($.17 per unit).  The warrants stock will expire on September 30, 2010 and are exercisable at $0.17 per share. As of the date of this annual report, the units have not been issued. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In December 2007 the Company entered into a private placement agreement to issue 588,235 common shares at a price of $0.17 per share for a total price of $100,000 to an individual who is an accredited investor.

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

On January 23, 2008, we reported to the Securities and Exchange Commission that Terrence Nylander resigned as officer and director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATAIRE INTERNATIONAL INC.

Date:

February 13, 2008

 /s/ Robert Rosner

----------------------

Robert Rosner

Chief Executive Officer