Form 10-K
period 2008-03-31
WATAIRE INTERNATIONAL, INC.
filed 2008-07-14
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[   ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended

or

[ X  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2007 to March 31, 2008

Commission File Number:

000-49955

     WATAIRE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

WASHINGTON

91-2060082

(State of other jurisdiction of incorporation)          (I.R.S. Employer Identification No.)

           or organization)

#300, Warner Center, 21550 Oxnard St., Woodland Hills, CA

         91367

(Address of principal executive offices)

(Zip Code)

(877) 602-8985

        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes  [  ]   No [X]

Indicate by checkmark if the registrant is not required to file reports to Section 13 or 15(d)Of the Act.              [  ] Yes  [   ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]  Yes      [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  (Check One):

Large accelerated filer  [  ]

Accelerated filer  [  ]

Non-accelerated filer    [  ]

Smaller reporting company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             [   ]  Yes      [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates  as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,869,515.

Number of shares of Common Stock outstanding as of June 30, 2008: 78,110,123

Documents incorporated by reference:  None

WATAIRE INTERNATIONAL, INC.

INDEX

             Page

Item 1.  Business.

4

Item 1A. Risk Factors.

8

Item 1B. Unresolved Staff Comments.

12

Item 2. Properties.

12

Item 3.  Legal Proceedings.

13

Item 4.  Submission of Matters to a Vote of Security Holders.

13

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.  14

Item 6. Selected Financial Data.

14

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.  18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

22

Item 8. Financial Statements and Supplementary Data.

23

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  24

Item 9A (T). Controls and Procedures.

24

Item 9B. Other Information.

24

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.  25

Item 11.  Executive Compensation.

27

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  27

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

30

Item 14.  Principal Accountant Fees and Services.

31

Item 15.  Exhibits and Financial Statement Schedules.

31

PART I

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 1.  Business.

General

Wataire International, Inc. ("Wataire," the "Company," "us," or "we") was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission (the "SEC") since November 2000.

On October 3, 2006, the Company changed its name to Wataire International, Inc. Previously, on August 26, 2003, the Company had changed its name from Corporate Development and Innovation, Inc. to Cimbix Corporation.  The Company’s common stock traded in the Over-the-Counter Bulletin Board Market, but as a result of a late filing of the Company’s Form 10-KSB for its fiscal year ended September 30, 2007 (the filing date of which was subsequently corrected to be timely), our common stock now trades under the ticker symbol "WTAR" on the “Pink Sheets” market. In light of the corrected filing date, we have applied to the NASD to have our common stock re-admitted for trading in the Over-the-Counter Bulletin Board market.

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring and re-organization.  After involvement in Petsmobility and MBG businesses, in 2006 the Company entered into license agreement  with Ecosafe Innotech Inc., (formerly Wataire Ecosafe Technologies Inc., formerly Wataire Industries Inc.)(“Ecosafe”) to market and distribute their commercial water generation machines.  On April 25, 2007, we entered into an agreement with Ecosafe, Canadian Dew Technologies Inc. (“CanDew”), Terrence Nylander and Roland Wahlgren to acquire all of the intellectual property (“IP”) relating to a water treatment process and devices for water-from-air machines.  The agreements previously executed between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement. Mr. Nylander was, at the time, an officer and director of the Company.

Consideration for the purchase of the IP was $469,485 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights.  The IP acquisition was completed in July 2007.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the water treatment process and devices for water-from-air machines invention.

LIQUIDITY AND FINANCIAL RESOURCES

Through March 31, 2008, the Company had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $9,715,025 and has working capital of $276,530 at March 31, 2008. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services.  As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

BUSINESS

Our business plan is to fully exploit our products and technology by marketing and distributing our commercial and home/office water generation machines as well as their under-the-counter/over-the-counter units, and the water-producing greenhouse.

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

COMPETITION

Water purification and bottled water industries are highly competitive. According to past internal research, there were possibly nine entities experimenting with the technology of water generation, of which two or three were direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another.  The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors.  Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge that our patent pending water treatment module has resolved.  The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. In the future, our competitors can and may duplicate or surpass in efficacy many of the products or services offered by us.

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

RESEARCH AND DEVELOPMENTS

The Company does not have its own research and development department and will rely on Canadian Dew Technologies Inc. to furnish the Company with new technology and improvements on its existing applications, efficiency and theories of the underlying atmospheric water generators and filtration systems.

MARKET ANALYSIS AND STRATEGY

We believe a market opportunity exists for our atmospheric water generators and filtration systems.  Our technology provides an alternative solution to the world’s shortage of fresh water and can provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are increasingly conscious of the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human health.

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

The development of our marketing plan is still in its early stages; however, we anticipate having an outline of our marketing strategy in the fall of 2008. Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations.  The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

In December 2006, the Company retained Cucoloris Films Inc. (“Cucoloris”), a Los Angeles based multimedia and marketing company to help us with our marketing needs.  The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the Company and have been returned to treasury. The Company is currently re-negotiating the terms of its agreements with the marketing firm.

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

PATENTS AND TRADEMAKS

The patent pending and/or trademarks and copyrights from Ecosafe, Terry Nylander, Roland Wahlgren and CanDew has now been transferred to our name.  The Company has also filed other patents, trademarks and copyrights in other countries.

Item 1A. Risk Factors.

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

We are dependent on external financing.

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

We are in our early stages of development. We have no way to evaluate the likelihood that we will be able to operate our business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the technology and sales industries. We recognize that if we are unable to generate significant revenues from our sales, we will not be able to earn profits or continue operations. There is only a limited history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any additional operating revenues or ever achieve profitable operations from our current business initiatives. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are competing against larger and better-financed companies.

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

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success is heavily dependent upon the market acceptance of our Wataire branded lines of atmospheric water generators.  If we are unable to timely and appropriately respond to changing consumer demand, the brand Wataire distributes may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated.  Lack of acceptance of our brands will have a material impact on the performance of the Company.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the six months fiscal year ending March 31, 2008 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our independent auditors, Gruber & Company LLC, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.

Dependence on key management and personnel

Our success is highly dependent upon the continued services of Robert Rosner, our Chief Executive Officer.  If he were to leave us this could have a materially adverse effect upon our business and operations. We anticipate entering into employment contract with Mr. Rosner but can provide no assurance that we will come to terms for such employment agreement.

Our business also requires additional staff in all areas to successfully bring our products to market. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the technology field.  If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

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

Significant repair and/or replacement with respect to product warranty claims or product recalls could have a material adverse impact on the results of operations.

We provide a limited warranty for our products for a period of one year. Significant warranty claims could have a material adverse effect on our results of operations.

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

Our business is subject to risks associated with offshore manufacturing.

We import some of our products into the United States and Canada from foreign countries for resale. All of our import operations are subject to tariffs and quotas set by the U.S. and other countries’ governments through mutual agreements or bilateral actions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key market, the United States. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

In addition, the recent elimination of quotas on World Trade Organization member countries by 2005 could result in increased competition from developing countries which historically have lower labor costs, including China. This increased competition, including from competitors who can quickly create cost and sourcing advantages from these changes in trade arrangements, could have an adverse effect on our business and financial condition.

Our ability to import products in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes or increased U.S. homeland security requirements. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Our international operations expose us to political, economic and currency risks.

All of our products came from sources outside of the United States. As a result, we are subject to the risks of doing business abroad, including:

•	currency fluctuations;

•	changes in tariffs and taxes;

•	political and economic instability; and

•	disruptions or delays in shipments.

Changes in currency exchange rates may affect the relative prices at which we are able to manufacture products and may affect the cost of certain items required in our operation, thus possibly adversely affecting our profitability.

There are inherent risks of conducting business internationally. Language barriers, foreign laws and customs and duties issues all have a potential negative effect on our ability to transact business in the United States. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and we may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

We may suffer from infringements or piracy of our trademarks, designs, brands or products.

We may suffer from infringements or piracy of our trademarks, designs, brands or products in the U.S. or globally.  Some jurisdictions may not honor our claims to our intellectual properties. In addition, we may not have sufficient legal resources to police or enforce our rights in such circumstances.

Unfair trade practices or government subsidization may impact our ability to compete profitably.

In an effort to penetrate markets in which the Company competes, some competitors may sell products at very low margins, or below cost, for sustained periods of time in order to gain market share and sales.  Additionally, some competitors may enjoy certain governmental subsidies that allow them to compete at substantially lower prices.  These events could substantially impact our ability to sell our product at profitable prices.

If we market and sell our products in international markets, we will be subject to additional regulations relating to export requirements, environmental and safety matters, and marketing of the products and distributorships, and we will be subject to the effects of currency fluctuations in those markets, all of which could increase the cost of selling products and substantially impair the ability to achieve  profitability in foreign markets.

As a part of our marketing strategy, we plan to market and sell our products internationally. In addition to regulation by the U.S. government, those products will be subject to environmental and safety regulations in each country in which we market and sell. Regulations will vary from country to country and will vary from those of the United States. The difference in regulations under U.S. law and the laws of foreign countries may be significant and, in order to comply with the laws of these foreign countries, we may have to implement manufacturing changes or alter product design or marketing efforts. Any changes in our business practices or products will require response to the laws of foreign countries and will result in additional expense to the Company.

Additionally, we may be required to obtain certifications or approvals by foreign governments to market and sell the products in foreign countries. We may also be required to obtain approval from the U.S. government to export the products. If we are delayed in receiving, or are unable to obtain import or export clearances, or if we are unable to comply with foreign regulatory requirements, we will be unable to execute our complete marketing strategy.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at #300, Warner Center, 21550 Oxnard Street, Woodland Hills, California  91367.  We pay a monthly rent of $1,500 for the offices.  The Company's phone number is 310-728-6306.

Item 3.  Legal Proceedings.

We are a defendant in a case brought in October 2006 in the Supreme Court of British Columbia, Canada entitled Atkinson et al. v. Cimbix Corporation et al. The action relates to allegations by plaintiffs that $94,000 was deposited into a law firm’s trust account for investment in On4 Communications Inc., formerly PetsMobility Network (Canada) Inc. (“On4”). The plaintiffs allege that the law firm deducted legal fees from the amount held in trust and transferred the balance of the funds to On4. Both the law firm and On4 are also defendants in the case. The Company believes the claims against it are without merit and unlikely to succeed. The Company has filed a statement of defense denying the allegations against it and has filed a counter claim for defamation.  The investors have been repaid all of the funds by On4.  The Company has not paid any amount to the plaintiffs. The Company takes the position that it has done nothing wrong and, in any event, the plaintiffs have recovered the entirety of their loss from On4. The court has ordered a severance of the action, and has required the plaintiffs to prove their damages, before proceeding to trial on issues of liability.  The claim and counterclaim have been dismissed without costs.

On March 25, 2008, we received a subpoena from the Securities and Exchange Commission (“SEC”) issued in an investigation initiated by the SEC with respect to a number of companies traded on the “pink sheets” market (Our Company is not one of the companies that are the subject of the investigation).  The subpoena, inter alia, requested documents relating to: contacts with personnel of and sales of our products to the U.S. Navy, sales of our products generally, the Company’s license agreement with Airborn Water Company, and display of the Company’s products at a music festival in Florida. Our Chief Executive Officer, Robert Rosner, has provided testimony to the SEC in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Company’s common stock traded in the Over-the-Counter Bulletin Board Market, but as a result of a late filing of the Company’s Form 10-KSB for its fiscal year ended September 30, 2007 (the filing date of which was subsequently corrected to be timely), our common stock now trades under the ticker symbol "WTAR" on the “Pink Sheets” market. In light of the corrected filing date, we have applied to the NASD to have our common stock readmitted for trading in the Over-the-Counter Bulletin Board market.

     The following table sets forth for each period indicated the high and the low bid prices per share for the Company's Common Stock.

Bid Prices

Quarter Ended       High      Low

March 31, 2008

0.24

0.06

December 31, 2007

0.22

0.09

September 30, 2007

0.30

0.13

June 30, 2007

0.73

0.22

March 31, 2007

1.40

0.48

December 31, 2006

0.86

0.35

September 30, 2006

0.62

0.22

June 30, 2006

0.18

0.04

March 31, 2006

0.29

0.05

December 31, 2005

0.85

0.13

There were approximately 112 holders of record of the common stock as of March 31, 2008.  The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors

Section 15(g) of the Securities Exchange Act of 1934:

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

In August 2006, the Company issued to an accredited investor 440,000 restricted shares of its common stock, $.0001 par value per share, which were not registered under the Act in consideration for $110,000 pursuant to a private placement.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

In December 2006, the Company agreed to pay $1,000,000 and issue 1,000,000 shares of its common stock to Cucoloris Films, Inc. (“Cucoloris”) pursuant to a Form S-8 registration statement as partial consideration for the services of Cucoloris to the Company.  The agreement provided for the registration of the shares prior to December 31, 2006, but the parties have agreed to the filing of the registration statement as soon as practicable.  The Company issued 1,000,000 shares and has paid $250,000.  The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The Company is currently re-negotiating the terms of the remaining $750,000. The common shares have been returned back to treasury.

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

In October 2007, the Company agreed to issue to an accredited investor, 1,362,329 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of up to $231,596 of indebtedness of the Company to the accredited investor ($.17 per unit).  The warrants stock will expire on September 30, 2010 and are exercisable at $0.17 per share. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In December 2007, the Company entered into a private placement with an accredited investor of $100,000 for 588,235 common shares of the Company at $0.17 per share.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In March 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 4,400,000 units, each unit consisting of a share of common stock and one half of a warrant whereby each whole warrant entitles the holder to purchase a share of common stock, in consideration for the forgiveness of $220,000 of indebtedness of the Company to Mr. Rosner ($0.05 per unit).  The warrants stock will expire on March 18, 2011 and are exercisable at $0.05 per share.  As of the date of this annual report, the shares have not been issued. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In March 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 25,000 shares of Preferred stock, in consideration for the forgiveness of $5,000 of indebtedness of the Company to Mr. Rosner ($0.20 per share).  As of the date of this annual report, the shares have not been issued. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In April 2008, the Company entered into a private placement with an accredited investor of $80,000 for 1,600,000 units, each unit consisting of a share of common stock and one half of a warrant whereby each whole warrant entitles the holder to purchase a share of common stock of the Company. The warrants stock will expire on April 7, 2011 and are exercisable at $0.05 per share.  As of the date of this annual report, the shares have not been issued.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In May 2008, the Company entered into private placements with accredited investors of $100,000 for 1,111,112 common shares of the Company at $0.09 per share.  As of the date of this annual report, the shares have not been issued. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

In June 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 1,000,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $60,000 of indebtedness of the Company to Mr. Rosner ($0.06 per unit).  The warrants stock will expire June 16, 2008 and exercisable at $0.06 per share.  As of the date of this annual report, the shares have not been issued.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein.

For the six months ended March 31,

	2008	2007
Statement of operations data:
Operating revenues	-	112,270
Gross profit	-	29,667
Gain (loss) from continuing operations	(337,560)	(6,706,561)
Gain (loss) from continuing operations per share	(0.01)	(0.11)

Balance sheet data:
Total assets	3,305,466	2,130,935
Long-term debt

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.  Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

Wataire is a Washington corporation incorporated on August 17, 2000.  Wataire is currently in the development stage and has completed its acquisition of all of the intellectual property relating a water treatment process and devices for water-from-air machines.  The agreements previously executed between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement.  To this end, the Company’s future results of operation will be highly dependent upon the success of its efforts to sell and market its products and technologies.  The Company plans to sell its products to distributors and also through multiple indirect channels, such as resellers. The marketing and sales of these products are highly dependent

Results of Operations for the Years ended March 31, 2008

The Company has adopted a March 31 fiscal year end.  The financial statements have been conformed to reflect the change in the yearend.  The operating results and cash flows are presented for the six months ended March 31, 2008.  The audited comparative information represents the results of operations and cash for the years ended September 30.  Unaudited information as of March 31, 2007 and for the six months then ended is presented for comparative purposes.

Results of operations for the six months year ended March 31, 2008, as compared to the unaudited six months ended March 31, 2007.

Revenues.   For the six months ended March 31, 2008, we had total revenues of $NIL as compared to the total revenues of $112,270 for the six month period ended March 31, 2007, an decrease of $112,270 from our sales of products.

Operating Expenses.   For the six months ended March 31, 2008, we had total operating expenses of $315,060 as compared to total operating expenses of $6,706,561 for the six months period ended March 31, 2007, a decrease of $6,391,501. The decrease was predominately due to the stock based compensation of $6,392,750.

Management Fees.  For the six months ended March 31, 2008, we had management fees of $75,000 as compared to $49,273 for the six months period ended March 31, 2007, an increase of $25,727 in management fees.

Professional Expenses. For the six months ended March 31, 2008 we had professional expenses of $20,198 as compared to $72,202 for the six months period ended March 31, 2007, a decrease of $52,004.

Net Loss. For the six months ended March 31, 2008, we had a net loss of $315,060 as compared to a net loss of $6,676,894 for the six months period ended March 31, 2007, a decrease of $6,361,834.  The decrease was generally due to the stock based compensation of $8,010,050.

Plan of Operation

We currently have minimal cash reserves and a significant working capital deficit.   Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services.

Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations.  The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.  The Company engaged a marketing firm to handle the Company’s branding, marketing, advertising, media and public relations for the planned upcoming 2008 North American launch of its consumer product line of atmospheric water generators.  The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the

Company. The Company is currently re-negotiating the terms of its agreements with the marketing firm.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through licensing fees and product sales, sale of equity securities and/or debt financing.  We have no cash to fund our operations at this time, so we plan to sell licenses and products, offer common stock in private placements as well as seeking debt financing during the next 12 months to raise up to $8,000,000.  We believe the proceeds from such efforts will enable us to expand our operations, buy inventory and start our marketing campaign.

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

Liquidity and Financial Resources

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At March 31, 2008, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of March 31, 2008 was $NIL. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $9,715,025 and as of March 31, 2008 we had a working capital of $276,530.  At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are primarily exposed to foreign currency risk, interest rate risk and credit risk.

     Foreign Currency Risk - We import products from foreign countries into the United States and market our products in North America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or, if we initiate our planned international operations, weak economic conditions in foreign markets. Because our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets that we plan to enter.  We have not hedged foreign currency exposures related to transactions denominated in currencies other than U.S. dollars. We do not engage in financial transactions for trading or speculative purposes.

     Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates.  We do not have significant short-term investments, and due to the short-term nature of our investments, we believe that there is not a material risk exposure.

     Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are located at the end of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of March 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act").  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.  Management concluded in this assessment that as of March 31, 2008, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

UPDATE!

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of Wataire:

        Name

Age

Position

Name	Age	Office Held
Robert Rosner (1)	43	CEO, Secretary, Director, Chairman of the Board
Richard Jordan (2)	62	Treasurer, CFO, Director

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

On January 16, 2008, the Company accepted the resignation of Terrence Nylander as officer and director.

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

In May 2007, the Company initiated its Advisory Board consisting of Professor James Marsden, PhD and Mr. Brian Baker, BA.  Mr. Brian Baker passed away recently. Dr. James Marsden, a distinguished scientist and food safety and security expert, is the Company’s Chairman of the Scientific Advisory Board.  Dr. Marsden currently serves as Regent’s Distinguished Professor and Associate Director of the Biosecurity Institute at Kansas State University (“KSU”). KSU has placed a major emphasis on food safety and security. The research and educational activities at KSU address issues that directly impact human health, agricultural security and the economy. The university is the site of the Biosecurity Research Institute and the National Agricultural Biosecurity Center.  Dr. Marsden will advise us on issues relating to the production of water for consumer products; products sized for large commercial applications; government and military systems; remote systems designed to produce drinking water and sanitation in developing countries.

Committees

We do not have an audit committee, although we intend to establish such a committee, with an independent "audit committee financial expert" member as defined in the rules of the SEC.

Corporate Code of Conduct

We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct  would  include a code of ethics for our  officers  and  employees as to workplace  conduct,  dealings with  customers,  compliance  with laws,  improper payments,   conflicts  of  interest,  insider  trading,   company  confidential information, and behavior with honesty and integrity.

Section 16(A) Beneficial Ownership Reporting Compliance

-------------------------------------------------------

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the SEC.  Copies of the reports are required by SEC regulation to be furnished to the Company.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended March 31, 2008, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below:

                                    Number      Transactions   Known Failures

                                    Of late     Not Timely     To File a

Name and principal position         Reports     Reported       Required Form

---------------------------        -----------  ------------   --------------

Ecosafe Innotech Inc.

3

3

3

Item 11.  Executive Compensation.

     The following table sets forth information for the years ended March 31, 2008 and 2006 concerning the compensation paid or awarded to the Chief Executive Officer and President of PPMC.

FILL IN FOR LAST THREE FISCAL YEARS

SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION POLICIES

Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) (c)	Bonus ($) (d)	Other annual compensation ($) (e)	Awards		Payouts	All other compensation ($) (i)
					Restricted stock award(s) ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP payouts ($) (h)
Robert Rosner(1) CEO, Secretary & Director	2008 2007 2006 2005 2004 2003	75,000 120,000 45,000 75,000 105,000 Nil	Nil	Nil	Nil	Nil 3,500,000	Nil	Nil
Richard Jordan Treasurer, CFO & Director	2008 2007 2006 2005	Nil Nil 30,000 2,500	Nil	Nil	Nil	200,000	Nil	Nil

Terrence Nylander Former President & Former Director	2008 2007	Nil 2,360	Nil	Nil	Nil	Nil 250,000	Nil	Nil
Nand Shankar Former Secretary & Former Director	2007 2006	4,275	Nil	Nil	Nil	Nil 250,000	Nil	Nil
Max Weissengruber Former Director	2007 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Miziolek Former Director	2007 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Moodie Former Director	2007 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Donald Walker (2) Former President, Former CEO & Former Director	2007 2006 2005 2004 2003	Nil 48,750 56,250 Nil	Nil	Nil	Nil	Nil	Nil	Nil

The Company anticipates entering into an employment contract with Robert Rosner, our Chief Executive Officer, but can provide no assurance that we will come to terms for such employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 30, 2008, by (a) each person known by the Company to own beneficially more than 5% of the Company's common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the

Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of June 30, 2008, there were 78,110,123 shares of common stock outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Robert Rosner 21550 Oxnard Street, Suite 300 Woodland Hills, California 91367	CEO, Secretary Director	20,090,156 shares (2)	25.72%
Wataire Ecosafe Technologies Inc. 3033 King George Hwy Suite 24 Surrey, BC Canada	Shareholder	13,400,000 shares (3)	17.15%
Canadian Dew Technologies Inc. 4942 Weaver Drive Delta, BC Canada	Shareholder	2,400,000 shares (4)	3.07%

Richard Jordan #733, 141 – 6200 McKay Avenue Burnaby, BC Canada	Treasurer, CFO, Director	200,000 shares (5)	0.25%
All Directors and Officers as a group (2 persons)		Total Shares (6)	25.97%

 (1)

Beneficial ownership of common stock has been determined for purposes of the above table in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Annual Report have been exercised. For purposes of calculating beneficial ownership, assumes 75,399,011 shares of common stock of the Company as issued and outstanding as of the date of this Annual Report.  The amount issued is 70,999,011 common shares.  There is an additional 4,400,000 common shares that are issuable but have not been issued prior to the date of this Annual Report.  These shares relate to 4,400,000 common shares for cancellation of indebtedness of the Company as disclosed elsewhere in this report.

(2)

Includes 6,401,834 shares of Common Stock issued, 195,334 shares issuable upon the exercise of warrants exercisable at $1.15 per share, 2,000,000 shares issuable upon the exercise of stock options exercisable at $.62 per share, and 1,500,000 shares issuable upon the exercise of stock options exercisable at $.57 per share, 696,494 shares in cancellation of indebtedness of the Company to Mr. Rosner and 696,494 shares issuable upon the exercise of warrants exercisable at $0.17 per share, 4,400,000 shares in cancellation of indebtedness of the Company to Mr. Rosner and 2,200,000 shares issuable upon the exercise of warrants exercisable at $0.05 per share, 1,000,000 shares in cancellation of indebtedness of the Company to Mr. Rosner and 1,000,000 shares issuable upon the exercise of warrants exercisable at $0.06 per share. See “Certain Relationships and Related Transactions.”

(3)

Voting and dispositive power over the shares held of record by Ecosafe Innotech Inc., (formerly, Wataire Ecosafe Technologies Inc., formerly Wataire Industries Inc.) is exercised by its board of directors.

(4)

Voting and dispositive power over and the shares held of record by Canadian Dew Technologies Inc. is exercised by its board of directors.

(5)

Represents 200,000 shares issuable upon exercise of stock options at $.50 per share.

(6)

Includes Mr. Rosner’s and Mr. Jordan’s share positions, stock options, and warrants as noted in (2) and (5).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

In March 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 4,400,000 units, each unit consisting of a share of common stock and one half of a warrant whereby each whole warrant entitles the holder to purchase a share of common stock, in consideration for the forgiveness of $220,000 of indebtedness of the Company to Mr. Rosner ($0.05 per unit).  The warrants stock will expire on March 18, 2011 and are exercisable at $0.05 per share.  As of the date of this annual report, the shares have not been issued.

In March 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 25,000 shares of Preferred stock, in consideration for the forgiveness of $5,000 of indebtedness of the Company to Mr. Rosner ($0.20 per share).  As of the date of this annual report, the shares have not been issued.

In June 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 1,000,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $60,000 of indebtedness of the Company to Mr. Rosner ($0.06 per unit).  The warrants stock will expire June 16, 2011 and exercisable at $0.06 per share.  As of the date of this annual report, the shares have not been issued.

In July 2007, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 1,000,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $50,000 of indebtedness of the Company to Mr. Rosner ($0.05 per unit).  The warrants stock will expire July 7, 2011 and exercisable at $0.05 per share.  As of the date of this annual report, the shares have not been issued.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  Audit fees expected to be billed to us by  for the audit of financial statements included in our Annual Reports on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB, for the years ended March 31, 2008 and September 30, 2007 are approximately $20,000 and $45,000, respectively.

Audit-Related Fees.  We have been billed $-0- and $-0- by Gruber & Company for the fiscal years ended March 31, 2008 and September 30, 2007, respectively, for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the caption "Audit Fees" above.

Tax Fees.  We have been billed an aggregate of $Nil for the fiscal years ended March 31, 2008 and September 30, 2007, respectively, for tax services.

All Other Fees.  We have been billed an aggregate of $Nil for the fiscal years ended March 31, 2008 and September 30, 2007, respectively, for permitted non-audit services.

Other Matters.  N.A.

To our knowledge, there have been no persons, other than Gruber & Company’s full time, permanent employees who have worked on the audit or review of our financial statements.

Item 15.  Exhibits and Financial Statement Schedules.

(3) Exhibits.

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

10.20

Amendment to Agreement between Access Technologies and the Company dated   June 20, 2007 (16)

10.21

Amendment to Agreement between Aquaduct and the Company dated June 20, 2007 (17)

10.22 Exclusive Marketing Agency Agreement, dated June 13, 2007, between the Company and Access Energy Technologies Ltd. (16)

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the

      Sarbanes-Oxley Act of 2002, filed herewith.

31.2  Certification of the Chief Financial Officer pursuant to Section 302 of the

      Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the

     Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the

     Sarbanes-Oxley Act of 2002, filed herewith.

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

SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July 14, 2008

WATAIRE INTERNATIONAL, INC.

By:_/s/ Robert Rosner

     Chief Executive Officer, Director

July 14, 2008

By: /S/ Richard Jordan

Chief Financial Officer, Director

Item 8 Financial Statements.

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Stated in US Dollars)

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Wataire International, Inc.

We have audited the accompanying balance sheet of Wataire International, Inc. as of March 31, 2008 and September 30,2007 and the related statements of operations, stockholders equity and cash flows for the six months ended March 31, 2008, years ended September 30, 2007 and 2006 and from Inception August 17, 2000 to March 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company  as at March 31, 2008 and September 30, 2007  and the results of its’ operations and its’ stockholders equity and cash flows for the six months ended March 31, 2008, years ended September 30, 2007 and 2006 and from Inception of August 17, 2000 to March 31, 2008  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the  financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern.. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Gruber & Company LLC

Dated July 14, 2008

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and  2007, and September 30, 2007

(Stated in US Dollars)

		March 31,	March 31,	September 30,
	ASSETS	2008	2007	2007
		(Audited)	(Unaudited)	(Audited)
	Current
	Cash	$ -	$14,291	11,555
	Accounts receivable	2,800	800	2,800
	Prepaid expenses & retainer	2,280	1,962	8,380
	Advance on marketing agreements	250,000	250,000	660,000
	Advance on inventory	174,635	298,368	132,141
	Inventory	308,328	2,925	329,262
		738,043	568,346	1,144,138

	Capital assets, net	615	-	768
	License rights	-	1,129,539	-
	Patents, Trademarks	20,746	-	-
	Acquisitions of intangibles	2,546,062	-	2,546,062

		$3,305,466	$2,130,935	$3,690,968
	LIABILITIES
	Current
	Accounts payable	$321,308	$123,344	$256,389
	Bank Indebtedness	5,885	-	-
	Promissory notes payable	-	294,834	326,189
	Due to related parties	2,280	52,280	59,837
	Deferred revenue	154,540	-	154,540
		484,013	470,458	796,955
	STOCKHOLDERS’ EQUITY
	Capital stock
	Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001,
	redeemable at $0.005
	Issued and outstanding:
74,399,011	common shares (March 31, 2007: 60,717,908)	7,440	6,072	6,835
27,501	preferred shares (March 31, 2007: 2,501)	2	1	1
	Additional paid-in capital	12,551,536	8,420,265	12,287,142
	Share subscriptions	-	880,342	-
	Deficit accumulated during the development stage	(9,737,525)	(7,646,203)	(9,399,965)

	Total Equity	2,821,453	1,660,477	2,894,013

	Total Liabilities and Stockholders’ Equity	$3,305,466	$2,130,935	$3,690,968

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the six months March 31, 2008 and 2007 and year ended September 30, 2007 and 2006,

for the period August 17, 2000 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

					August 17,
					2000 (Date of
	For the six months ended		For the year ended		Inception) to
	March 31		September 30,		March 31,
	2008	2007	2007	2006	2008

Sales	$ -	$ 112,270	$ 308,062	$ 5,500	$ 313,562
Cost of sales – Note 4	-	(82,603)	(222,474)	(4,095)	(226,569)

Gross margin	-	29,667	85,588	1,405	86,993
Other income	-	-	-	-	9,500

	-	29,667	85,588	1,405	96,493
Expenses
Advances written off	-	-	-	50,000	85,000
Amortization	154	39,334	59,155	11,127	70,436
Consulting fees	27,365	40,053	50,124	79,963	311,365
Donated services	-	-	-	-	11,250
Foreign exchange (gain)/loss	7,975	(14,637)	(71,730)	-	(63,755)
General and administrative	34,081	27,690	75,047	22,789	181,455
Incorporation costs	-	-	-	-	2,005
Management fees	75,000	49,273	111,633	75,000	466,883
Marketing and promotion	35,349	78,698	98,560	-	133,909
Professional fees	42,698	72,202	110,986	52,294	317,230
Research & Development	80,000	-	17,143	-	97,143
Rent	14,039	7,762	23,629	-	37,668
Settlement of accounts payable	-	-	-	-	(3,250)
Stock-based compensation	-	6,392,750	8,010,050	-	8,010,050
Travel	20,899	13,276	31,647	7,893	60,439
Website development costs	-	-	-	-	8,700

Total Expenses	337,560	6,706,561	8,516,244	299,066	9,726,528

Loss from continuing operations	(337,560)	(6,676,894)	(8,430,656)	(297,661)	(9,630,035)

Loss from discontinued operations	-	-	-	-	(114,991)

Net loss for the period	$ (337,560)	$ (6,676,894)	$ (8,430,656)	(297,661)	$ (9,745,026)

Basic and diluted loss per share	$ (0.01)	$ (0.11)	$ (0.14)	$ (0.01)

Weighted average number of shares outstanding	70,725,144	60,526,234	62,400,510	51,321,602

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to March 31, 2008

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

for the period August 17, 2000 (Date of Inception) to March 31, 2008

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

for the period August 17, 2000 (Date of Inception) to March 31, 2008

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

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, September 30, 2006	60,445,372	$ 6,045	-	2,501	$ 1	1,823,140	(969,309)	859,877
Issue of common shares	272,536	27	-	-	-	204,375	-	204,402
Issue of common shares	1,834,045	183	-	-	-	880,157	-	880,340
Issue of common shares	1,000,000	100	-	-	-	409,900	-	410,000
Issue of common shares	4,800,000	480	-	-	-	959,520	-	960,000
Net loss for the period	-	-	-	-	-	-	(8,430,656)	(8,430,656)
Stock-based compensation	-	-	-	-	-	8,010,050	-	8,010,050

Balance, September 30, 2007	68,351,953	$ 6,835	$ -	2,501	$ 1	$ 12,287,142	$ (9,399,965)	$ 2,894,013
Issue of common shares	2,058,823	205	-	-	-	349,795	-	350,000
Issue of common shares	588,235	60	-	-	-	99,940	-	100,000
Issue of common shares	4,400,000	440	-	-	-	219,560	-	220,000
Cancellation of shares	(1,000,000)	(100)	-	-	-	(409,900)	-	(410,000)
Issue of preferred shares	-	-	-	25,000	1	4,999	-	5,000
Net loss for the period	-	-	-	-	-	-	(337,560)	(337,560)

Balance, March 31, 2008	74,399,011	$ 7,440	$ -	27,501	$ 2	$ 12,551,536	$(9,737,525)	$ 2,821,453

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

The Company has changed its year end and adopted a March 31 year end.

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2008 and 2007 and for the year ended September 30, 2007 and 2006,

for the period August 17, 2000 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

					August 17,
					2000 (Date of
	For the six months ended		For the year ended		Inception) to
	March 31,		September 30,		March 31,
	2008	2007	2007	2006	2008
Operating Activities
Loss from continuing operations	$(337,560)	$(6,676,894)	$(8,430,656)	$ (297,661)	$ (9,737,525)
Adjustments to reconcile loss to cash used in
operating activities:
Amortization	154	39,334	59,155	11,127	70,436
Donated services	-	-	-	-	11,250
Website development costs written off	-	-	-	-	8,700
Shares issued for services	-	-	-	26,370	122,070
Advances written off	-	-	-	50,000	50,000
Inventory	-	2,925	-	4,095	4,095
Stock-based compensation	-	6,392,750	8,010,050	-	8,010,050
Change in non-cash working capital items:
Accounts receivable	-	29	(1,971)	(829)	(2,800)
Prepaid expenses and retainers	6,100	(1,962)	(8,380)	29	(2,280)
Deferred revenue	-	-	154,540	-	154,540
Advance on marketing agreements	410,000	(250,000)	(660,000)	-	(250,000)
Advance on inventory	(42,493)	(298,368)	(132,141)	-	(174,634)
Inventory	20,934	-	(323,412)	-	(308,328)
Accounts payable	64,919	38,101	113,244	127,266	321,308

	122,054	(754,085)	(1,219,571)	(79,603)	(1,723,118)

Investing Activities
License payment advanced	-	-	-	-	(50,000)
Capital assets	-	-	(922)	-	(922)
Advanced to subsidiaries	-	-	-	-	(115,091)
Acquisition of intangibles-net	(20,746)	(433,050)	(1,436,190)	-	(1,456,936)
Website development costs	-	-	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	-	-	100

	(20,746)	(433,050)	(1,437,112)	-	(1,631,549)

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended March 31, 2008 and 2007 and for the years ended September 30, 2007 and 2006,

for the period August 17, 2000 (Date of Inception) to March 31, 2008

(Stated in US Dollars)

					August 17,
					2000 (Date of
	For the six months ended		For the year ended		Inception) to
	March 31,		September 30,		March 31,
	2008	2007	2007	2006	2008

Financing Activities
Bank indebtedness	5,885	-	-		5,885
Promissory notes payable	(326,189)	295,840	290,189	(27,838)	-
Due to Related Parties	(57,557)	16,520	(85,418)	4,959	2,280
Share subscriptions		880,342	-	-	-
Common stock issued for cash	105,000	-	880,341	110,000	1,612,102
Common Stock issued for Marketing Agreement	(410,000)	-	410,000	-	-
Common Stock issued for Intangibles	-	-	960,000	-	960,000
Common Stock issued for Accounts Payable	241,917	-	167,396	-	409,313
Common Stock issued for Promissory Notes	328,081	-	37,006	-	365,087

	(112,863)	1,192,702	2,659,514	87,121	3,354,667

Increase (decrease) in cash during the period	(11,555)	5,567	2,831	7,518	-

Cash, beginning of the period	11,555	8,724	8,724	1,206	-

Cash, end of the period	$ -	$ 14,291	$ 11,555	$ 8,724	$ -

Non-Cash Transactions – Note 6

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $9,722,526 since its inception, has a working capital of $679,030 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has obtained additional funds by equity financing and/or related party advances (Note 11), however there is no assurance that this additional funding is adequate and further funding may be necessary.

On September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire International, Inc.

The Company has changed its year end from September 30 to March 31. The attached financial statements have been conformed to reflect the change in yearend.

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

l)

Change in Reporting Year

The Company adopted March 31 as its fiscal year end from September 30.  The operating results and cash flows are presented for the six months ended March 31, 2008.  The audited comparative information represents the results of operations and cash for years ended September 30.  Unaudited information as of March 31, 2007 and for the six months then ended is presented for comparative purposes.

Note 3

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

Note 4

Related Party Transactions

During the six months ended March 31, 2008, and the six months ended March 31, 2007, directors of the company and the spouse of a director of the Company charged the following expenses to the Company:

	2008	2007

Cost of sales	$ -	$ 86,603
Administrative fees	9,238	15,557
Interest	-	1,006
Management fees	75,000	49,274

	$ 84,238	$ 148,440

Note 4

Related Party Transactions – (cont’d)

Included in promissory notes payable at March 31, 2008 is nil due to a director of the Company. During the year, the promissory note payable and accrued interest was settled by the issuance of common shares at $0.17 per unit whereby each unit consists of 1 common share and 1 share purchase warrant exercisable at $0.17 per warrant on or before September 30, 2010.

Included in accounts payable at March 31, 2008 is $71,214 owing to directors and former directors of the Company and to the spouse of a director of the Company. (March 31, 2007 - $119,343).

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

On March 19, 2008 the Company approved the issuance of 4,400,000 units at $0.05 per unit to settle amounts due to a director of the Company totaling $220,000.  Each unit contained one common share and one half share purchase warrant exercisable at $0.05 per share on or before March 18, 2011.

On March 19, 2008 the Company approved the issuance of 25,000 preferred shares at $0.20 per share to settle amounts due to a director of the Company totaling $5,000.

Share Subscriptions

The Company entered into a private placement agreement to issue 588,235 common stock at $0.17 per share for proceeds of $100,000 on December 5, 2007 to an accredited investor.

Note 6

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

Note 6

Share Purchase Warrants  - (cont’d)

	March 31, 2008
	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding, beginning	38,760	$2.50	April 8, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008
Issued	1,834,045	$0.85	April 30, 2007
		or at $1.00	October 31, 2007
		or at $1.15	April 30, 2008
Issued	2,058,823	$0.17	September 30, 2010
Issued	2,200,000	$0.05	March 18, 2011
	6,404,164
Expired	(1,872,805)
Outstanding, ending	4,531,359

Stock Purchase Options

On January 9, 2007, the board of directors amended its 2006 Stock Option Plan and increased the authorized reserved shares for issuance of incentive stock options to 11,000,000 shares of its common stock.

The following table summarizes the continuity of the Company’s stock options:

	March 31, 2008
		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding and exercisable, beginning	-	-
Granted	12,270,000	$0.71
Cancelled	(7,075,000)	$0.75

Outstanding and exercisable, ending	5,195,000	$0.67

The fair value of the stock options granted during the six months ended March 31, 2008 was determined using the Black-Scholes option pricing model with the following assumptions:

Note 6

Stock Options – (Cont’d)

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	153.04%
Expected option life	5.53 years

The compensation charge associated with stock options in the amount of $6,392,750 was included in the statement of operations for year ended March 31, 2007.

Additional information regarding stock options outstanding as at March 31, 2008 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

425,000	$0.50	September 30, 2013
2,000,000	$0.62	September 30, 2013
800,000	$1.10	September 30, 2013
1,700,000	$0.57	September 30, 2013
270,000	$0.65	September 30, 2013

5,195,000

Note 7

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended September 30, 2006, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  During the year ended September 30, 2007, the Company issued 272,536 common shares at $0.75 per share totalling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  The Company issued 1,000,000 common shares to a marketing agreement at $0.41 per share totalling $410,000.  During the six months ended March 31, 2008, the Company approved the issuance of 2,058,823 common shares at $0.17 per share totalling $350,000 to a director and shareholder of the Company for repayment of promissory notes, interest owed and other accounts payable. These transactions were excluded from the statements of cash flows. The Company approved the issuance of 4,400,000 common shares at $0.05 per share totalling $220,000 to a director for indebtedness and other accounts payable.  The Company approved the issuance of 25,000 preferred shares at $0.20 per share totalling $5,000 to a director for indebtedness.

Note 8

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

Note 9

License Rights -  Note 11

	June 30,			September 30,
	2007			2006
Accumulated
	Cost	Amortization	Net	Net

License rights	$ 1,180,000	$ 70,128	$ 1,109,872	$ 1,168,873

The license rights were amortized straight-line over the initial terms of 15 years until June 2007.  The net cost of the license rights has been reclassified with the Intellectual Property acquired in July 2007.  (See note 11)

Note 10

Promissory Notes Payable

The promissory notes payable are unsecured and bear interest at 10% per annum.  They are due as follows:

	March 31,	March 31,
	2008	2007

October 9, 2007	$ -	$ 41,885
January 7, 2008	-	175,000
January 9, 2008	-	77,949

	$ -	$ 294,834

Note 11

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

During the year ended March 31, 2008, the Company paid $250,000 in respect to the cash portion of the agreements and has issued 1,000,000 common shares of the Company.  The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The 1,000,000 shares have been returned back to treasury. The Company is currently re-negotiating the new terms.

Note 12

Intellectual Property & Intangibles

On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property (“IP”) relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc, Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren.  Mr. Nylander was at the time of signing the agreement and currently, the President of the Company.

Consideration for the purchase of the IP was $476,190 (CAD $500,000), which was paid at March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP.  This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company’s annual September 30, 2006 audited consolidated financial statements.  The IP acquisition was completed in July 2007.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

The intangibles consist of patents and trademark applications of $20,745 and the cost of the acquisition of IP Technology of $2,546,062 as described above.

Patents, Trademark applications	$20,745

4,800,000 shares issued to Wataire Ecosafe

and Canadian Dew Technologies	960,000
Cash consideration	476,190
Remaining license rights including
11,000,000 shares issued to Wataire Ecosafe	1,109,872
$2,546,062

Note 13

Deferred Revenue

Deferred revenue consists of cash payment made by customers for inventory.  The revenue will be realized when inventory is shipped to the customers.

Note 14

Subsequent Events

a)

The Company received cash proceeds totaling $80,000 in respect to a private placement of 1,600,000 units at $0.05 per unit.  Each unit consists of one common share and one half share purchase warrant exercisable at $0.05 per share on or before April 7, 2011.

b)

The Company received cash proceeds from accredited investors totaling $100,000 in respect to private placements of 1,111,112 common shares at $0.09 per share.

c)

The Company approved the issuance of 1,000,000 units at $0.06 per unit totaling $60,000 to a director for indebtedness.  Each unit consists of one common share and one share purchase warrant exercisable at $0.06 per share on or before June 16, 2011.

d)

The Company has ordered inventory from its supplier and inventory has been shipped.

e)

The Company approved the issuance of 1,000,000 units at $0.05 per unit totaling $50,000 to a director for indebtedness.  Each unit consists of one common share and one share purchase warrant exercisable at $0.05 per share on or before July 7, 2011.

Note 15

Income Taxes

The Company has losses for tax purposes totalling $9,722,526 which may be applied against future taxable income.  These losses begin to expire in 2027.  The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

The tax effects of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2008	2007	2006

Deferred Tax Assets	$3,013,983	$2,613,503	$ 92,275
Valuation allowance	(3,013,983)	(2,613,503)	(92,275)

	$ -	$ -	$ -

