Form 10-Q
period 2008-06-30
WATAIRE INTERNATIONAL, INC.
filed 2008-08-19
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from  ________  to  _______

Commission file number 000-49955

Wataire International, Inc.

(Name of small business issuer in its charter)

Washington

     91-2060082

(State or other jurisdiction of           (I.R.S. Employer Identification No.)

                          incorporation or organization)

3rd Floor, 21900 Burbank Blvd, Woodland Hills, California       91367

 (Address of principal executive offices)  (Zip Code)

877-602-8985

 (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.0001 par value, was 79,110,123 as of July 31, 2008.

Table of Contents

PART I

FINANCIAL INFORMATION

  Item 1.

Financial Statements  ........................................

  Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations..........................................

23

  Item 3.

Quantitative and Qualitative Disclosures About Market Risk....

31

  Item 4T.

 Controls and Procedures.......................................

32

PART II

  Item 1.

 Legal Proceedings..............................................

32

  Item 1A.

 Risk Factors...................................................

33

  Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds....

33

  Item 3.

 Defaults Upon Senior Securities................................

33

  Item 4.

 Submission of Matters to a Vote of Security Holders............

33

  Item 5.

Other Information..............................................

34

  Item 6.

Exhibits .....................................................

34

EXHIBIT INDEX...............................................................

34

Part 1. Item 1.  Financial Statements

Wataire International, Inc.

Page No.

Balance Sheets as at June 30, 2008  and March 31, 2008 (Unaudited)

Statements of Operations

For the Three Months Ended June 30, 2008 and 2007 (Unaudited)

Statements of Stockholders' Equity (Capital Deficiency)

For the Period From Inception August 17, 2000 to June 30, 2008 (Unaudited)

Statements of Cash Flows

For the Three Months June 30, 2008 and 2007 (Unaudited)

Notes to Financial Statements (Unaudited)

12

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2008

(Stated in US Dollars)

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and March 31, 2008

(Unaudited)

(Stated in US Dollars)

		June 30,	March 31,
	ASSETS	2008	2008

	Current
	Cash	$ 780	-
	Accounts receivable	2,800	2,800
	Prepaid expenses & retainer	6,090	2,280
	Advance on marketing agreements	250,000	250,000
	Advance on inventory	173,447	174,635
	Inventory	298,541	308,328
		731,658	738,043

	Capital assets, net	538	615
	License rights	-	-
	Patents, Trademarks	31,435	20,746
	Acquisitions of intangibles	2,546,062	2,546,062

		$3,309,693	$3,305,466
	LIABILITIES
	Current
	Accounts payable	$213,241	$321,308
	Bank Indebtedness	-	5,885
	Promissory notes payable	102,835	-
	Due to related parties	(36)	2,280
	Deferred revenue	170,000	154,540
		486,040	484,013
	STOCKHOLDERS’ EQUITY
	Capital stock
	Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001,
	redeemable at $0.005
	Issued and outstanding:
78,110,123	common shares (March 31, 2008: 74,399,011)	7,811	7,440
27,501	preferred shares (March 31, 2008: 27,501)	2	2
	Additional paid-in capital	12,791,164	12,551,536
	Share subscriptions	-	-
	Deficit accumulated during the development stage	(9,975,324)	(9,737,525)

	Total Equity	2,823,653	2,821,453

	Total Liabilities and Stockholders’ Equity	$3,309,693	$3,305,466

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended June 30, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

(Stated in US Dollars)

			August 17,
			2000 (Date of
	For the three months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Sales	$ 154,540	$ 3,541	$ 468,102
Cost of sales	(102,104)	(2,022)	(328,673)

Gross margin	52,436	1,519	139,429
Other income	-	-	9,500

	52,436	1,519	148,929
Expenses
Advances written off	-	-	85,000
Amortization	77	19,744	70,513
Consulting fees	90,000	6,227	401,365
Donated services	-	-	11,250
Foreign exchange (gain)/loss	1,401	(52,540)	(62,354)
General and administrative	35,895	23,713	217,350
Incorporation costs	-	-	2,005
Management fees	45,000	30,000	511,883
Marketing and promotion	2,364	7,285	136,273
Professional fees	27,380	19,216	337,109
Research & Development	80,000	-	177,143
Rent	3,857	7,737	41,525
Settlement of accounts payable	-	-	(3,250)
Stock-based compensation	-	1,617,300	8,010,050
Travel	4,261	9,382	64,700
Website development costs	-	-	8,700

Total Expenses	290,235	1,688,064	10,009,262

Loss from continuing operations	(237,799)	(1,686,545)	(9,860,333)

Loss from discontinued operations	-	-	(114,991)

Net loss for the period	$ (237,799)	(1,686,545)	$ (9,975,324)

Basic and diluted loss per share	$ (0.01)	$ (0.03)

Weighted average number of shares outstanding	76,379,719	61,453,089

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

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

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

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

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

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

…/cont’d

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

WATAIRE INTERNATIONAL, INC.

Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

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

WATAIRE INTERNATIONAL, INC.

                                     Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, March 31, 2008	74,399,011	$ 7,440	-	27,501	$ 2	$ 12,551,536	$ (9,737,525)	$ 2,821,453
Issue of common shares	1,600,000	160	-	-	-	79,840	-	80,000
Issue of common shares	1,111,112	111	-	-	-	99,889	-	100,000
Issue of common shares	1,000,000	100	-	-	-	59,900		60,000
Net loss for the period	-	-	-	-	-	-	(237,799)	(237,799)

Balance, June 30, 2008	78,110,123	$ 7,811	-	27,501	$ 2	$ 12,791,164	$ (9,975,324)	$ 2,823,653

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

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended June 30, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

(Stated in US Dollars)

			August 17,
			2000 (Date of
	For the three months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008
Operating Activities
Loss from continuing operations	$ (237,799)	$(1,686,545)	$ (9,975,324)
Adjustments to reconcile loss to cash used in
operating activities:
Amortization	77	19,744	70,513
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	-	122,070
Advances written off	-	-	50,000
Inventory	-	-	4,095
Stock-based compensation	-	1,617,300	8,010,050
Change in non-cash working capital items:
Accounts receivable	-	-	(2,800)
Prepaid expenses and retainers	(3,810)	(4,881)	(6,090)
Deferred revenue	15,460	-	170,000
Advance on marketing agreements	-	-	(250,000)
Advance on inventory	1,188	(36,414)	(173,447)
Inventory	9,787	(25,102)	(298,541)
Accounts payable	(108,067)	61,863	213,241

	(323,164)	54,035	(2,046,283)

Investing Activities
License payment advanced	-	-	(50,000)
Capital assets	-	-	(922)
Advanced to subsidiaries	-	-	(115,091)
Acquisition of intangibles-net	(10,689)	-	(1,467,625)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	(10,689)	-	(1,642,238)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended June 30, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to June 30, 2008

(Unaudited)

(Stated in US Dollars)

			August 17,
			2000 (Date of
	Three months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008

Financing Activities
Bank indebtedness	(5,885)	-	-
Promissory notes payable	102,835	20,835	102,835
Due to Related Parties	(2,315)	22,327	(36)
Share subscriptions	-	(880,341)	-
Common stock issued for cash	180,000	880,341	1,792,102
Common Stock issued for Marketing Agreement	-	-	-
Common Stock issued for Intangibles	-	-	960,000
Common Stock issued for Accounts Payable	60,000	-	469,313
Common Stock issued for Promissory Notes	-	-	365,087

	334,633	43,162	3,689,301

Increase (decrease) in cash during the period	780	(10,873)	780

Cash, beginning of the period	-	14,291	-

Cash, end of the period	$ 780	$ 3,418	$ 780

Non-Cash Transactions – Note 8

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Stated in US Dollars)

Note 1

Interim Reporting

While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s March 31, 2008 annual consolidated financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s March 31, 2008 annual financial statements.

The Company has changed its year end from September 30 to March 31. The attached financial statements have been conformed to reflect the change in yearend.

Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended March 31, 2009.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $9,975,324 since its inception, has a working capital of $245,618 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Significant Accounting Policies

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

Note 4

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

Note 5

Related Party Transactions

During the six months ended March 31, 2008, and the six months ended March 31, 2007, directors of the company and the spouse of a director of the Company charged the following expenses to the Company:

	2008	2007

Cost of sales	$ -	$ 2,022
Administrative fees	5,355	5,058
Interest	-	-
Management fees	45,000	30,000

	$ 50,355	$ 37,080

Note 5

Related Party Transactions – (cont’d)

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

On June 18, 2008, the Company approved the issuance of 1,000,000 units at $0.06 per unit to settle amounts due to a director of the Company totaling $60,000.  Each unit contained one common share and one half share purchase warrant exercisable at $0.06 per share on or before Jun 17, 2011.

Note 7

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

Note 7

Share Purchase Warrants  - (cont’d)

	March 31, 2008
	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding:	38,760	$2.50	April 5, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008
Issued	1,834,045	$0.85	April 30, 2007
		or at $1.00	October 31, 2007
		or at $1.15	April 30, 2008
Issued	2,058,823	$0.17	September 30, 2010
Issued	2,200,000	$0.05	March 18, 2011
Issued	800,000	$0.05	April 7, 2011
Issued	1,000,000	$0.06	June 16, 2011
	8,204,164
Expired	(1,872,805)
Outstanding, ending	6,331,359

Stock Purchase Options

On January 9, 2007, the board of directors amended its 2006 Stock Option Plan and increased the authorized reserved shares for issuance of incentive stock options to 11,000,000 shares of its common stock.

The following table summarizes the continuity of the Company’s stock options:

	June 30, 2008
		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding and exercisable, beginning	-	-
Granted	12,270,000	$0.71
Cancelled	(7,075,000)	$0.75

Outstanding and exercisable, ending	5,195,000	$0.67

The fair value of the stock options granted during the three months ended June 30, 2008 was determined using the Black-Scholes option pricing model with the following assumptions:

Note 7

Stock Options – (Cont’d)

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	153.04%
Expected option life	5.28 years

The compensation charge associated with stock options in the amount of $8,010,050 was included in the statement of operations for year ended March 31, 2008.

Additional information regarding stock options outstanding as at June 30, 2008 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

425,000	$0.50	September 30, 2013
2,000,000	$0.62	September 30, 2013
800,000	$1.10	September 30, 2013
1,700,000	$0.57	September 30, 2013
270,000	$0.65	September 30, 2013

5,195,000

Note 8

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended September 30, 2006, the Company issued 336,000 common shares at $0.045 per share totalling $15,120 to consultants for consulting services.  During the year ended September 30, 2007, the Company issued 272,536 common shares at $0.75 per share totalling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  The Company issued 1,000,000 common shares to a marketing agreement at $0.41 per share totalling $410,000.  During the six months ended March 31, 2008, the Company approved the issuance of 2,058,823 common shares at $0.17 per share totalling $350,000 to a director and shareholder of the Company for repayment of promissory notes, interest owed and other accounts payable. These transactions were excluded from the statements of cash flows. The Company approved the issuance of 4,400,000 common shares at $0.05 per share totalling $220,000 to a director for indebtedness and other accounts payable.  The Company approved the issuance of 25,000 preferred shares at $0.20 per share totalling $5,000 to a director for indebtedness.  The Company approve the issuance of 1,000,000 common shares at $0.06 per share totalling $60,000 to a director for indebtedness.

Note 9

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

Note 10

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

The intangibles consist of patents and trademark applications of $31,434 and the cost of the acquisition of IP Technology of $2,546,062 as described above.

Patents, Trademark applications	$31,435

4,800,000 shares issued to Wataire Ecosafe
and Canadian Dew Technologies	960,000
Cash consideration	476,190
Remaining license rights including
11,000,000 shares issued to Wataire Ecosafe	1,109,872
$2,577,497

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

PART I

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2008, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2008 was $780. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $9,975,324 and as of June 30, 2008 we had a working capital of $245,618.  At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

Results of Operations for the three months periods ended June 30, 2008 and June 30, 2007.

The Company has adopted a March 31 fiscal year end.  The financial statements have been conformed to reflect the change in the yearend.  The operating results and cash flows are presented for the three months ended June 30, 2008 and 2007.

Revenues.   For the three months ended June 30, 2008, we had total revenues of $154,540 as compared to the total revenues of $3,541 for the three month period ended June 30, 2007, an increase of $150,999 from our sales of products.

Operating Expenses.   For the three months ended June 30, 2008, we had total operating expenses of $290,235 as compared to total operating expenses of $1,688,064 for the three months period ended June 30, 2007, a decrease of $1,397,829. The decrease was predominately due to the stock based compensation of $1,617,300.

Management Fees.  For the three months ended June 30, 2008, we had management fees of $45,000 as compared to $30,000 for the three months period ended June 30, 2007, an increase of $15,000 in management fees.

Professional Expenses. For the three months ended June 30, 2008 we had professional expenses of $27,380 as compared to $19,216 for the three months period ended June 30, 2007, an increase of $8,164.

Net Loss. For the three months ended June 30, 2008, we had a net loss of $237,799 as compared to a net loss of $1,686,545 for the three months period ended June 30, 2007, a decrease of $1,448,746.  The decrease was generally due to the stock based compensation of $1,617,300.

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

RESEARCH AND DEVELOPMENTS

The Company does not have its own research and development department and will rely on Canadian Dew Technologies Inc. and other independent sources to furnish the Company with new technology and improvements on its existing applications, efficiency and theories of the underlying atmospheric water generators and filtration systems.

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

PATENTS AND TRADEMAKS

The patent pending and/or trademarks and copyrights from Ecosafe, Terry Nylander, Roland Wahlgren and CanDew have been transferred to our name.  The Company has filed other patents, trademarks and copyrights in other countries.

ITEM 3.

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

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and its Chief Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.  There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission on                   .

Item 2.   Unregistered Sales of Securities and Use of Proceeds.

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

In July 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 1,000,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $50,000 of indebtedness of the Company to Mr. Rosner ($0.05 per unit).  The warrants stock will expire July 07, 2011 and exercisable at $0.05 per share.  As of the date of this annual report, the shares have not been issued.  The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

 Not Applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits

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

Dated:  August 18, 2008

WATAIRE INTERNATIONAL, INC.

By:_/s/ Robert Rosner

     Chief Executive Officer, Director