Form 10-Q
period 2008-09-30
WATAIRE INTERNATIONAL, INC.
filed 2008-11-19
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

32

  Item 2.

 Unregistered Sales of Equity Securities and Use of Proceeds....

32

  Item 3.

 Defaults Upon Senior Securities................................

33

  Item 4.

 Submission of Matters to a Vote of Security Holders............

33

  Item 5.

Other Information..............................................

34

  Item 6.

Exhibits .....................................................

34

EXHIBIT INDEX...............................................................

34

Part 1. Item 1.  Financial Statements

Wataire International, Inc.

Page No.

Balance Sheets as at September 30, 2008  and March 31, 2008

Statements of Operations

For the Six Months Ended September 30, 2008 and 2007

Statements of Stockholders' Equity (Capital Deficiency)

For the Period From Inception August 17, 2000 to June 30, 2008

Statements of Cash Flows

For the Six Months June 30, 2008 and 2007

Notes to Financial Statements

12

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Stated in US Dollars)

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2008 and March 31, 2008

(Stated in US Dollars)

		September 30,	March 31,
	ASSETS	2008	2008
		(Unaudited)	(Audited)
	Current
	Cash	$ 375	$ -
	Accounts receivable	2,800	2,800
	Prepaid expenses & retainer	15,133	2,280
	Advance on marketing agreements	250,000	250,000
	Advance on inventory	167,844	174,635
	Inventory	298,075	308,328
		734,227	738,043

	Capital assets, net	461	615
	License rights	-	-
	Patents, Trademarks	31,435	20,746
	Acquisitions of intangibles	2,546,062	2,546,062

		$ 3,312,185	$ 3,305,466
	LIABILITIES
	Current
	Accounts payable	$ 185,709	$ 321,308
	Bank Indebtedness	-	5,885
	Promissory notes payable	104,096	-
	Due to related parties	55,997	2,280
	Deferred revenue	240,814	154,540
		586,616	484,013
	STOCKHOLDERS’ EQUITY
	Capital stock
	Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001,
	redeemable at $0.005
	Issued and outstanding:
79,110,123	common shares (March 31, 2008: 74,399,011)	7,911	7,440
27,501	preferred shares (March 31, 2008: 27,501)	2	2
	Additional paid-in capital	12,841,064	12,551,536
	Share subscriptions	-	-
	Deficit accumulated during the development stage	(10,123,408)	(9,737,525)

	Total Equity	2,725,569	2,821,453

	Total Liabilities and Stockholders’ Equity	$ 3,312,185	$ 3,305,466

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended September 30, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

					August 17,
					2000 (Date of
	For the three months ended		For the six months ended		Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Sales	$ -	$ 192,250	$ 154,540	$ 195,791	$ 468,102
Cost of sales	-	(137,848)	(102,104)	(139,870)	(328,673)

Gross margin	-	54,402	52,436	55,921	139,429
Other income	-	-	-	-	9,500

	-	54,402	52,436	55,921	148,929
Expenses
Advances written off	-	-	-	-	85,000
Amortization	77	77	154	19,821	70,590
Consulting fees	29,005	3,844	119,005	10,071	430,370
Donated services	-	-	-	-	11,250
Foreign exchange (gain)/loss	4,627	(4,553)	6,028	(57,093)	(57,727)
General and administrative	8,810	23,485	44,705	47,198	226,160
Incorporation costs	-	-	-	-	2,005
Management fees	45,000	32,360	90,000	62,360	556,883
Marketing and promotion	27,149	12,576	29,513	19,861	163,422
Professional fees	4,168	19,568	31,548	38,784	341,277
Research & Development	25,000	17,143	105,000	17,143	202,143
Rent	1,875	8,130	5,732	15,867	43,400
Settlement of accounts payable	-	-	-	-	(3,250)
Stock-based compensation	-	-	-	1,617,300	8,010,050
Travel	2,373	8,989	6,634	18,371	67,073
Website development costs	-	-	-	-	8,700

Total Expenses	148,084	121,619	438,319	1,809,683	10,157,346

Loss from continuing operations	(148,084)	(67,217)	(385,883)	(1,753,762)	(10,008,417)

Loss from discontinued operations	-	-	-	-	(114,991)

Net loss for the period	$ (148,084)	(67,217)	$ (385,883)	(1,753,762)	$ (10,123,408)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.03)

Weighted average number of shares outstanding	79,023,166	64,675,450	77,708,666	64,264,544

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2008

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

for the period August 17, 2000 (Date of Inception) to September 30, 2008

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

for the period August 17, 2000 (Date of Inception) to September 30, 2008

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

for the period August 17, 2000 (Date of Inception) to September 30, 2008

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

WATAIRE INTERNATIONAL, INC.

                                     Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, March 31, 2008	74,399,011	$ 7,440	-	27,501	$ 2	$ 12,551,536	$ (9,737,525)	$ 2,821,453
Issue of common shares	1,600,000	160	-	-	-	79,840	-	80,000
Issue of common shares	1,111,112	111	-	-	-	99,889	-	100,000
Issue of common shares	1,000,000	100	-	-	-	59,900	-	60,000
Issue of common shares	1,000.000	100	-	-	-	49,900	-	50,000
Net loss for the period	-	-	-	-	-	-	(385,883)	(385,883)

Balance, June 30, 2008	79,110,123	$ 7,911	-	27,501	$ 2	$ 12,841,064	$ (10,123,408)	$ 2,725,569

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

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended September 30, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

			August 17,
			2000 (Date of
	For the six months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008
Operating Activities
Loss from continuing operations	$ (385,883)	$(1,753,762)	$ (10,123,408)
Adjustments to reconcile loss to cash used in
operating activities:
Amortization	154	19,821	70,590
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	-	122,070
Advances written off	-	-	50,000
Inventory	-	-	4,095
Stock-based compensation	-	1,617,300	8,010,050
Change in non-cash working capital items:
Accounts receivable	-	(2,000)	(2,800)
Prepaid expenses and retainers	(12,853)	(6,418)	(15,133)
Deferred revenue	86,274	154,540	240,814
Advance on marketing agreements	-	(410,000)	(250,000)
Advance on inventory	6,791	166,227	(167,844)
Inventory	10,253	(326,337)	(298,075)
Accounts payable	(135,600)	133,045	185,709

	(430,864)	(407,584)	(2,153,982)

Investing Activities
License payment advanced	-	-	(50,000)
Capital assets	-	(922)	(922)
Advanced to subsidiaries	-	-	(115,091)
Acquisition of intangibles-net	(10,689)	(2,087,885)	(1,467,625)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	(10,689)	(2,088,807)	(1,642,238)

SEE ACCOMPANYING NOTES

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended September 30, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to September 30, 2008

(Stated in US Dollars)

			August 17,
			2000 (Date of
	Six months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008

Financing Activities
Bank indebtedness	(5,885)	-	-
Promissory notes payable	104,096	31,355	104,096
Due to Related Parties	53,717	7,557	55,997
Share subscriptions	-	-	-
Common stock issued for cash	180,000	880,341	1,792,102
Common Stock issued for Marketing Agreement	-	410,000	-
Common Stock issued for Intangibles	-	960,000	960,000
Common Stock issued for Accounts Payable	110,000	167,396	519,313
Common Stock issued for Promissory Notes	-	37,006	365,087

	441,928	2,493,655	3,796,595

Increase (decrease) in cash during the period	375	(2,736)	375

Cash, beginning of the period	-	14,291	-

Cash, end of the period	$ 375	$ 11,555	$ 375

Non-Cash Transactions – Note 8

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $10,123,408 since its inception, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

a.

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

d)

Inventory

a.

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

b.

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

c.

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

d.

l)

Change in Reporting Year

a.

b.

The Company adopted March 31 as its fiscal year end from September 30.  The operating results and cash flows are presented for the six months ended September 30, 2008.  The financial statements have been conformed to reflect the change.

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

Note 5

Related Party Transactions

During the six months ended September 30, 2008, and the six months ended September 30, 2007, directors of the company and the spouse of a director of the Company charged the following expenses to the Company:

	2008	2007

Cost of sales	$ -	$ 2,022
Administrative fees	9,745	9,702
Interest	-	-
Management fees	90,000	62,360

	$ 99,745	$ 74,084

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

On June 18, 2008, the Company approved the issuance of 1,000,000 units at $0.06 per unit to settle amounts due to a director of the Company totaling $60,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.06 per share on or before Jun 17, 2011.

On July 8, 2008, the Company approved the issuance of 1,000,000 units at $0.05 per unit to settle amounts due to a director of the Company totaling $50,000.  Each unit contained one common share and one share purchase warrant exercisable at $0.05 per share on or before July 7, 2011.

Note 7

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

Note 7

Share Purchase Warrants  - (cont’d)

	March 31, 2008
	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding:	38,760	$2.50	April 5, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008
Issued	1,834,045	$0.85	April 30, 2007
		or at $1.00	October 31, 2007
		or at $1.15	April 30, 2008
Issued	2,058,823	$0.17	September 30, 2010
Issued	2,200,000	$0.05	March 18, 2011
Issued	800,000	$0.05	April 7, 2011
Issued	1,000,000	$0.06	June 16, 2011
Issued	1,000,000	$0.05	July 7, 2011
	9,204,164
Expired	(1,872,805)
Outstanding, ending	7,331,359

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

Note 9

Contingency

On October 11, 2006, the Company was named as a defendant in a lawsuit whereby the plaintiffs are claiming general damages, with respect to funds totaling approximately $94,000 which were allegedly misappropriated, interest, costs and such further and other relief as the court may deem just.  Management of the Company believes the claim is without merit and it is unlikely to succeed.  The Company has filed a statement of defense denying the allegations and a counterclaim for defamation.  The court has ordered a severance of the action, and has required the plaintiffs to prove their damages, before proceeding to trial on issues of liability.  The lawsuit by the plaintiffs have been dismissed October 6, 2008.

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

PART I

This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2008, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2008 was $375. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $10,123,408 and as of September 30, 2008 we had a working capital of $147,611.  At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

Results of Operations for the six months periods ended September 30, 2008 and  2007.

The Company has adopted a March 31 fiscal year end.  The financial statements have been conformed to reflect the change in the yearend.  The operating results and cash flows are presented for the six months ended September 30, 2008 and 2007.

Revenues.   For the six months ended September 30, 2008, we had total revenues of $154,540 as compared to the total revenues of $195,791 for the six month period ended September 30, 2007, an increase of $41,251 from our sales of products.

Operating Expenses.   For the six months ended September 30, 2008, we had total operating expenses of $385,883 as compared to total operating expenses of $1,753,762 for the six months period ended September 30, 2007, a decrease of $1,367,879. The decrease was predominately due to the stock based compensation of $1,617,300.

Management Fees.  For the six months ended September 30, 2008, we had management fees of $90,000 as compared to $62,360 for the six months period ended September 30, 2007, an increase of $27,640 in management fees.

Professional Expenses. For the six months ended September 30, 2008 we had professional expenses of $29,513 as compared to $19,861 for the six months period ended September 30, 2007, an increase of $9,652.

Net Loss. For the six months ended September 30, 2008, we had a net loss of $385,883 as compared to a net loss of $1,753,762 for the six months period ended September 30, 2007, a decrease of $1,367,879.  The decrease was generally due to the stock based compensation of $1,617,300.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in our 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission on  July 14, 2008.

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

Dated:  November 18, 2008

WATAIRE INTERNATIONAL, INC.

By:_/s/ Robert Rosner

     Chief Executive Officer, Director