Form 10-Q
period 2008-12-31
WATAIRE INTERNATIONAL, INC.
filed 2009-02-23
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

Form 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $.0001 par value, was 79,110,123 as of December 31, 2008.

Table of Contents

PART I

FINANCIAL INFORMATION

  Item 1.

Financial Statements  ........................................

  Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations..........................................

22

  Item 3.

Quantitative and Qualitative Disclosures About Market Risk....

30

  Item 4T.

 Controls and Procedures.......................................

31

PART II

  Item 1.

 Legal Proceedings..............................................

31

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

 Submission of Matters to a Vote of Security Holders............

33

  Item 5.

Other Information..............................................

33

  Item 6.

Exhibits .....................................................

33

EXHIBIT INDEX...............................................................

33

Part 1. Item 1.  Financial Statements

Wataire International, Inc.

Page No.

Balance Sheets as at December 31, 2008  and March 31, 2008

Statements of Operations

For the Nine Months Ended December 31, 2008 and 2007

Statements of Stockholders' Equity (Capital Deficiency)

For the Period From Inception August 17, 2000 to December 31, 2008

Statements of Cash Flows

For the Nine Months Ended December 31, 2008 and 2007

Notes to Financial Statements

12

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and March 31, 2008

(Stated in US Dollars)

		December 31,	March 31,
	ASSETS	2008	2008
		(Unaudited)	(Audited)
	Current
	Cash	$ 484	$ -
	Accounts receivable	2,800	2,800
	Prepaid expenses & retainer	11,648	2,280
	Advance on marketing agreements	250,000	250,000
	Advance on inventory	151,843	174,635
	Inventory	250,456	308,328
		667,231	738,043

	Capital assets, net	384	615
	License rights	-	-
	Patents, Trademarks	31,435	20,746
	Acquisitions of intangibles	2,546,062	2,546,062

		$ 3,245,112	$ 3,305,466
	LIABILITIES
	Current
	Accounts payable	$ 247,486	$ 321,308
	Bank Indebtedness	-	5,885
	Promissory notes payable	105,356	-
	Due to related parties	65,678	2,280
	Deferred revenue	220,815	154,540
		639,335	484,013
	STOCKHOLDERS’ EQUITY
	Capital stock
	Authorized:
100,000,000	common shares with a par value of $0.0001
20,000,000	preferred shares with a par value of $0.0001,
	redeemable at $0.005
	Issued and outstanding:
79,110,123	common shares (March 31, 2008: 74,399,011)	7,911	7,440
27,501	preferred shares (March 31, 2008: 27,501)	2	2
	Additional paid-in capital	12,841,064	12,551,536
	Share subscriptions	-	-
	Deficit accumulated during the development stage	(10,243,200)	(9,737,525)

	Total Equity	2,605,777	2,821,453

	Total Liabilities and Stockholders’ Equity	$ 3,245,112	$ 3,305,466

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended December 31, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

					August 17,
					2000 (Date of
	For the three months ended		For the nine months ended		Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Sales	$ 20,000	$ -	$ 174,540	$ 195,791	$ 488,102
Cost of sales	(47,619)	-	(149,724)	(139,870)	(376,292)

Gross margin	(27,619)	-	24,816	55,921	111,810
Other income	-	-	-	-	9,500

	(27,619)	-	24,816	55,921	121,310
Expenses
Advances written off	-	-	-	-	85,000
Amortization	77	77	231	19,898	70,667
Consulting fees	-	27,365	119,005	37,436	430,370
Donated services	-	-	-	-	11,250
Foreign exchange (gain)/loss	13,055	7,918	19,083	(49,175)	(44,672)
General and administrative	6,335	16,574	51,039	63,772	232,495
Incorporation costs	-	-	-	-	2,005
Management fees	45,000	30,000	135,000	92,360	601,883
Marketing and promotion	726	26,848	30,239	46,709	164,148
Professional fees	22,290	24,992	53,838	110,485	363,567
Research & Development	-	-	105,000	17,143	202,143
Rent	3,734	12,155	9,466	28,022	47,134
Settlement of accounts payable	-	-	-	-	(3,250)
Stock-based compensation	-	-	-	1,617,300	8,010,050
Travel	956	17,858	7,590	36,229	68,029
Website development costs	-	-	-	-	8,700

Total Expenses	92,173	163,787	530,491	1,973,470	10,249,519

Loss from continuing operations	(119,792)	(163,787)	(505,674)	(1,917,549)	(10,128,209)

Loss from discontinued operations	-	-	-	-	(114,991)

Net loss for the period	$ (119,792)	(163,787)	$ (505,675)	(1,917,549)	$ (10,243,200)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.03)

Weighted average number of shares outstanding	79,066,645	70,465,124	78,177,517	65,631,968

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2008

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

for the period August 17, 2000 (Date of Inception) to December 31, 2008

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

for the period August 17, 2000 (Date of Inception) to December 31, 2008

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

for the period August 17, 2000 (Date of Inception) to December 31, 2008

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

WATAIRE INTERNATIONAL, INC.

                                     Continued

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)

for the period August 17, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

							Deficit
	Common Stock			Preferred Stock			Accumulated
			Share			Additional	During the
	Number of		Subscriptions	Number of		Paid-in	Development
	Shares	Amount	Received	Shares	Amount	Capital	Stage	Total

Balance, March 31, 2008	74,399,011	$ 7,440	-	27,501	$ 2	$ 12,551,536	$ (9,737,525)	$ 2,821,453
Issue of common shares	1,600,000	160	-	-	-	79,840	-	80,000
Issue of common shares	1,111,112	111	-	-	-	99,889	-	100,000
Issue of common shares	1,000,000	100	-	-	-	59,900	-	60,000
Issue of common shares	1,000.000	100	-	-	-	49,900	-	50,000
Net loss for the period	-	-	-	-	-	-	(505,675)	(505,675)

Balance, December 31, 2008	79,110,123	$ 7,911	-	27,501	$ 2	$ 12,841,064	$ (10,243,200)	$ 2,605,777

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

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended December 31, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

			August 17,
			2000 (Date of
	For the nine months ended		Inception) to
	December 31,		December 31,
	2008	2007	2008
Operating Activities
Loss from continuing operations	$ (505,675)	$(1,917,549)	$ (10,243,200)
Adjustments to reconcile loss to cash used in
operating activities:
Amortization	231	19,898	70,667
Donated services	-	-	11,250
Website development costs written off	-	-	8,700
Shares issued for services	-	-	122,070
Advances written off	-	-	50,000
Inventory	-	-	4,095
Stock-based compensation	-	1,617,300	8,010,050
Change in non-cash working capital items:
Accounts receivable	-	(2,000)	(2,800)
Prepaid expenses and retainers	(9,368)	(318)	(11,648)
Deferred revenue	66,274	154,540	220,815
Advance on marketing agreements	-	(410,000)	(250,000)
Advance on inventory	22,792	42,178	(151,843)
Inventory	57,872	(311,019)	(250,456)
Accounts payable	(73,822)	267,112	247,486

	(441,696)	(539,858)	(2,164,814)

Investing Activities
License payment advanced	-	-	(50,000)
Capital assets	-	(922)	(922)
Advanced to subsidiaries	-	-	(115,091)
Acquisition of intangibles-net	(10,689)	(2,087,885)	(1,467,625)
Website development costs	-	-	(8,700)
Proceeds from disposition of subsidiaries	-	-	100

	(10,689)	(2,088,807)	(1,642,238)

SEE ACCOMPANYING NOTES

Continued

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended December 31, 2008 and 2007 and,

for the period August 17, 2000 (Date of Inception) to December 31, 2008

(Stated in US Dollars)

			August 17,
			2000 (Date of
	For the nine months ended		Inception) to
	December 31,		December 31,
	2008	2007	2008

Financing Activities
Bank indebtedness	(5,885)	(2,865)	-
Promissory notes payable	105,356	(274,814)	105,356
Due to Related Parties	63,398	1,602	65,678
Share subscriptions	-	-	-
Common stock issued for cash	180,000	980,341	1,792,102
Common Stock issued for Marketing Agreement	-	410,000	-
Common Stock issued for Intangibles	-	960,000	960,000
Common Stock issued for Accounts Payable	110,000	189,315	519,313
Common Stock issued for Promissory Notes	-	365,086	365,087

	452,869	2,628,665	3,807,536

Increase (decrease) in cash during the period	484	(14,291)	484

Cash, beginning of the period	-	14,291	-

Cash, end of the period	$ 484	$ -	$ 484

Non-Cash Transactions – Note 8

WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ended March 31, 2009.

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $10,243,200 since its inception, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

l)

Change in Reporting Year

The Company adopted March 31 as its fiscal year end from September 30.  The operating results and cash flows are presented for the nine months ended December 31, 2008.  The financial statements have been conformed to reflect the change.

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

Note 5

Related Party Transactions

During the nine months ended December 31, 2008, and the nine months ended December 31, 2008, directors of the company and the spouse of a director of the Company charged the following expenses to the Company:

	2008	2007

Cost of sales	$ -	$ 2,022
Administrative fees	12,235	13,395
Interest	-	-
Management fees	135,000	92,360

	$ 147,235	$ 107,777

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

Note 7

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

Note 7

Share Purchase Warrants  - (cont’d)

	March 31, 2008
	Number of	Exercise	Expiry
	Warrants	Price	Date

Outstanding:	38,760	$2.50	April 5, 2008
Issued	272,536	$0.85	June 30, 2007
		or at $1.00	December 31, 2007
		or at $1.15	December 31, 2008
Issued	1,834,045	$0.85	April 30, 2007
		or at $1.00	October 31, 2007
		or at $1.15	April 30, 2008
Issued	2,058,823	$0.17	September 30, 2010
Issued	2,200,000	$0.05	March 18, 2011
Issued	800,000	$0.05	April 7, 2011
Issued	1,000,000	$0.06	June 16, 2011
Issued	1,000,000	$0.05	July 7, 2011
	9,204,164
Expired	(2,145,341)
Outstanding, ending	7,058,823

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

The fair value of the stock options granted during the three months ended June 30, 2008 was determined using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.0%
Risk-free interest rate	4.58%
Expected volatility	153.04%
Expected option life	4.84 years

The compensation charge associated with stock options in the amount of $8,010,050 was included in the statement of operations for year ended March 31, 2008.

Additional information regarding stock options outstanding as at December 31, 2008 is as follows:

Number of
Common Shares	Exercise Prices	Expiry Date

425,000	$0.50	September 30, 2013
2,000,000	$0.62	September 30, 2013
800,000	$1.10	September 30, 2013
1,700,000	$0.57	September 30, 2013
270,000	$0.65	September 30, 2013

5,195,000

Note 8

Non-cash Transactions

Financing and investing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended September 30, 2006, the Company issued 336,000 common shares at $0.045 per share totaling $15,120 to consultants for consulting services.  During the year ended September 30, 2007, the Company issued 272,536 common shares at $0.75 per share totaling $204,402 to directors and formers directors for accounts payable, promissory notes payable and amounts due to related parties.  The Company issued 1,000,000 common shares to a marketing agreement at $0.41 per share totaling $410,000.  During the six months ended March 31, 2008, the Company approved the issuance of 2,058,823 common shares at $0.17 per share totaling $350,000 to a director and shareholder of the Company for repayment of promissory notes, interest owed and other accounts payable. These transactions were excluded from the statements of cash flows. The Company approved the issuance of 4,400,000 common shares at $0.05 per share totaling $220,000 to a director for indebtedness and other accounts payable.  The Company approved the issuance of 25,000 preferred shares at $0.20 per share totaling $5,000 to a director for indebtedness.  The Company approve the issuance of 1,000,000 common shares at $0.06 per share totaling $60,000 to a director for indebtedness.

Note 9

Contingency

On October 11, 2006, the Company was named as a co-defendant in a lawsuit whereby the plaintiffs were claiming general damages, with respect to funds totaling approximately $94,000 which were allegedly misappropriated, interest, costs and such further and other relief as the court may deem just.

Management of the Company believed the claim was without merit and was unlikely to succeed.  The Company filed a statement of defense denying the allegations and a counterclaim for defamation.  The court ordered a severance of the action, and required the plaintiffs to prove their damages, before proceeding to trial on issues of liability.  The lawsuit by the plaintiffs was dismissed on October 6, 2008.

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

Note 14

Subsequent Events

Subsequent to December 31, 2008:

a.

the Company approved the issuance of 8,000,000 common shares at $0.005 per share totaling $40,000 to a director for indebtedness and other accounts payable.

b.

the Company cancelled 3,500,000 stock options (2,000,000 options at $0.62/share and 1,500,000 options at $0.57/share) to a director

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2008, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of December 31, 2008 was $484. Since inception, we have recognized no significant revenue.  We have accumulated operating losses of $10,243,200 and as of December 31, 2008 we had a working capital of $27,896.  At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

Results of Operations for the nine months periods ended December 31, 2008 and  2007.

The Company has adopted a March 31 fiscal year end.  The financial statements have been conformed to reflect the change in the yearend.  The operating results and cash flows are presented for the nine months ended December 31, 2008 and 2007.

Revenues.   For the nine months ended December 31, 2008, we had total revenues of $174,540 as compared to the total revenues of $195,791 for the nine month period ended December 31, 2007, an decrease of $21,251 from our sales of products.

Operating Expenses.   For the nine months ended December 31, 2008, we had total operating expenses of $530,491 as compared to total operating expenses of $1,973,470 for the nine months period ended December 31, 2007, a decrease of $1,442,979. The decrease was predominately due to the stock based compensation of $1,617,300.

Management Fees.  For the nine months ended December 31, 2008, we had management fees of $135,000 as compared to $92,360 for the nine months period ended December 31, 2007, an increase of $42,640 in management fees.

Professional Expenses. For the nine months ended December 31, 2008 we had professional expenses of $53,838 as compared to $110,485 for the nine months period ended December 31, 2007, a decrease of $56,647.

Net Loss. For the nine months ended December 31, 2008, we had a net loss of $505,674 as compared to a net loss of $1,917,549 for the nine months period ended December 31, 2007, a decrease of $1,411,875.  The decrease was generally due to the stock based compensation of $1,617,300.

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

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

We were a defendant in a case brought in October 2006 in the Supreme Court of British Columbia, Canada entitled Atkinson et al. v. Cimbix Corporation et al. The action relates to allegations by plaintiffs that $94,000 was deposited into a law firm’s trust account for investment in On4 Communications Inc., formerly PetsMobility Network (Canada) Inc. (“On4”). The plaintiffs allege that the law firm deducted legal fees from the amount held in trust and transferred the balance of the funds to On4. Both the law firm and On4 are also defendants in the case. The Company believes the claims against it are without merit and unlikely to succeed. The Company has filed a statement of defense denying the allegations against it and has filed a counter claim for defamation.  The investors have been repaid all of the funds by On4.  The Company has not paid any amount to the plaintiffs. The Company takes the position that it has done nothing wrong and, in any event, the plaintiffs have recovered the entirety of their loss from On4. The court has ordered a severance of the action, and has required the plaintiffs to prove their damages, before proceeding to trial on issues of liability.  The claim and counterclaim have been dismissed without costs.

On March 25, 2008, we received a subpoena from the Securities and Exchange Commission (“SEC”) issued in an investigation initiated by the SEC with respect to a number of companies traded on the “pink sheets” market (Our Company is not one of the companies that are the subject of the investigation).  The subpoena, inter alia, requested documents relating to: contacts with personnel of and sales of our products to the U.S. Navy, sales of our products generally, the Company’s license agreement with Airborn Water Company, and display of the Company’s products at a music festival in Florida. Our Chief Executive Officer, Robert Rosner, has provided testimony to the SEC in this matter.  The investigation was completed.

The Company received an alleged claim in January 2009 from one of its former distributors for failing to deliver merchandise ordered and paid for by the Plaintiff.  The Company has subsequently filed a motion to dismiss the claim and is considering separate legal recourse.

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

Dated:  February 23, 2009

WATAIRE INTERNATIONAL, INC.

By:_/s/ Robert Rosner

     Chief Executive Officer, Director