Form 10-K
period 2009-03-31
WATAIRE INTERNATIONAL, INC.
filed 2009-07-24
CIK 1127007

WATAIRE INTERNATIONAL, INC.



FORM 10-K
(Annual Report)


Filed  07/24/09 for the Period Ending 03/31/09





     Address		3rd Floor, 21900 Burbank Blvd.
			Woodland Hills, CA 91367
     Telephone		877-602-8985
     CIK		0001127007
     Symbol		WTAR
     SIC Code		4941 - Water Supply
     Industry		Conglomerates
     Sector		Conglomerates
     Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number : 000 - 49955

WATAIRE INTERNATIONAL, INC.
  ( Exact name of registrant as specified in its charter )

            Washington                         91-2060082
-----------------------------------      -----------------------
  ( State or other jurisdiction of       ( I.R.S. Empl. Ident. No. )
   incorporation or organization )

3rd Floor, 21900 Burbank Blvd, Woodland Hills, California  91367
--------------------------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

  877-602-8985
------------------------------------------------------------------
( Issuer's telephone number )

Securities registered under Section 12(b) of the Exchange Act : None Securities registered under Section 12(g) of the Exchange Act :-
 		Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was requiredto submit and post such
files).     Yes  (    )    No  (    )

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K  ( X )


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act.
(Check one) :

  Large accelerated filer (    )       Accelerated filer  (   )

  Non-accelerated filer (    )         Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined inRule 12b-2 of the Exchange Act).   (    )  Yes    ( X )  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $1,686,354 based upon the closing sales price of the Registrant's Common Stock as reported on the Over the Counter Bulletin Board of $0.03.

At July 14, 2009 the Registrant had outstanding 91,110,123 shares of Common Stock, $0.0001 par value per share.





WATAIRE INTERNATIONAL, INC.
FORM 10-K
For the Fiscal Year Ended March 31, 2009
TABLE OF CONTENTS

PART I								Page
Item 1		Business					1-8
Item 1A		Risk Factors					8-15
Item 1B		Unresolved Staff Comments			15
Item 2		Properties					15
Item 3		Legal Proceedings				15-16
Item 4		Submission of Matters to a Vote of
		Security Holders				16

PART II
Item 5		Market for Registrant's Common Equity,
		Related Stockholder Matters and Issuer
		Purchases of Equity Securities			17-24
Item 6		Selected Financial Data				24
Item 7		Management's Discussion and Analysis of
		Financial Condition and Results of Operations	24-31
Item 7A		Quantitative and Qualitative Disclosures About
		Market Risk					31-32
Item 8		Financial Statements and Supplementary Data	32
Item 9		Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure		32
Item 9A		Controls and Procedures				32-33
Item 9B		Other Information				33

PART III
Item 10		Directors, Executive Officers and Corporate
		Governance					33-37
Item 11		Executive Compensation				37-39
Item 12 	Security Ownership of Certain Beneficial Owners
		and Management and Related Stockholder Matters	39-40
Item 13		Certain Relationships and Related Transactions,
		and Director Independence			40-42
Item 14		Principal Accounting Fees and Services		42

PART IV
Item 15		Exhibits, Financial Statement Schedules		43-70
		Signatures





   PART I

   This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in
Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Item 1.  Business.

General

Wataire International, Inc. ("Wataire," the "Company," "us," or
"we") was incorporated under the laws of the State of Washington on August 17, 2000 and has been a reporting issuer with the United States Securities and Exchange Commission (the
"SEC") since November 2000.

On October 3, 2006, the Company changed its name to Wataire International, Inc. Previously, on August 26, 2003, the Company had changed its name from Corporate Development and Innovation, Inc. to Cimbix Corporation. The Company's common stock traded in the Over-the-Counter Bulletin Board Market under the ticker symbol "WTAR".

The Company's business is still in its early developmental and promotional stages and to date, the Company's primary activities have involved significant re-structuring and re-organization. After involvement in Petsmobility and MBG businesses, in 2006 the Company entered into license agreement with Ecosafe Innotech Inc., (formerly Wataire Ecosafe Technologies Inc., formerly Wataire Industries Inc.)("Ecosafe") to market and distribute their commercial water generation machines. On April 25, 2007, we entered into an agreement with Ecosafe, Canadian Dew Technologies Inc. ("CanDew"), Terrence Nylander and Roland Wahlgren to acquire all of the intellectual property ("IP") relating to a water treatment process and devices for water-from-air machines. The agreements previously executed between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement. Mr. Nylander was, at the time, an officer and director of the Company.

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

LIQUIDITY AND FINANCIAL RESOURCES

Through March 31, 2009, the Company had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $10,451,707. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


MARKET ANALYSIS AND STRATEGY

We believe a market opportunity exists for our atmospheric water generators and filtration systems. Our technology provides an alternative solution to the world's shortage of fresh water and can provide clean, safe drinking water in various geographical settings. Today, governments and health professionals are increasingly conscious of the negative health effects of pollution, chemicals used to disinfect water supplies, and residual salt in desalinated water, and how they affect human health.

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


In December 2006, the Company retained Cucoloris Films Inc. ("Cucoloris"), a Los Angeles based multimedia and marketing company to help us with our marketing needs. The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the Company and have been returned to treasury. The Company is currently re-negotiating the terms of its agreements with the marketing firm.

EMPLOYEES

The Company currently has no employees but has contract staff.
 The Company anticipates entering into an employment contract with Robert Rosner, our Chief Executive Officer, but can provide no assurance that we will come to terms for such employment agreement. The Company looks to its directors and officers for their combined entrepreneurial skills and talents, and to outside subcontracted consultants. Management plans to use consultants, attorneys and accountants as necessary until the Company has sufficient funds to execute strategies for the Company. The Company's performance and success is dependent on management's ability to raise the necessary funds required to develop and promote the sale of its products.

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

We operate in a highly competitive market with financial rewards pending on market performance. Some of our competitors are multi-million dollar enterprises with more resources for marketing, distribution and development. We may be in a disadvantage if any of our competitors focused on similar products we sell. Because we don't have the infrastructure and personnel in place to adequately implement our business plans and operations, our business may fail.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the fiscal year ending March 31, 2009 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We import some of our products into the United States and Canada from foreign countries for resale. All of our import operations are subject to tariffs and quotas set by the U.S. and other countries' governments through mutual agreements or bilateral actions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs regulations or similar laws, could harm our business.
Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Trade agreements can also impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key market, the United States. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

currency fluctuations;

changes in tariffs and taxes;

political and economic instability; and

disruptions or delays in shipments.

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


Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 3rd Floor, 21900
Burbank Blvd., Woodland Hills, California 91367. The Company's phone number is 877-602-8985.

Item 3.  Legal Proceedings.

We are a defendant in a case brought in October 2006 in the Supreme Court of British Columbia, Canada entitled Atkinson et al. v. Cimbix Corporation et al. The action relates to allegations by plaintiffs that $94,000 was deposited into a law firm's trust account for investment in On4 Communications Inc., formerly PetsMobility Network (Canada) Inc. ("On4"). The plaintiffs allege that the law firm deducted legal fees from the amount held in trust and transferred the balance of the funds to On4. Both the law firm and On4 are also defendants in the case. The Company believes the claims against it are without merit and unlikely to succeed. The Company has filed a statement of defense denying the allegations against it and has filed a counter claim for defamation. The investors have been repaid all of the funds by On4. The Company has not paid any amount to the plaintiffs. The Company takes the position that it has done nothing wrong and, in any event, the plaintiffs have recovered the entirety of their loss from On4. The court has ordered a severance of the action, and has required the plaintiffs to prove their damages, before proceeding to trial on issues of liability. The claim and counterclaim have been dismissed without costs.

On March 25, 2008, we received a subpoena from the Securities and Exchange Commission ("SEC") issued in an investigation initiated by the SEC with respect to a number of companies traded on the "pink sheets" market (Our Company is not one of the companies that are the subject of the investigation). The subpoena, inter alia, requested documents relating to: contacts with personnel of and sales of our products to the U.S. Navy, sales of our products generally, the Company's license agreement with Airborn Water Company, and display of the Company's products at a music festival in Florida. Our Chief Executive Officer, Robert Rosner, has provided testimony to the SEC in this matter.

The Company received an alleged claim in January 2009 from one of its former distributors for failing to deliver merchandise ordered and paid for by the Plaintiff. The Company has subsequently filed a motion to dismiss the claim and is considering separate legal recourse.

On July 20, 2009, the Company filed a cross-complaint for breach of contract, intentional interference with contractual relationship, intentional interference with prospective economic relationship and accounting



Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.


				PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The Company's common stock is traded in the Over-the-Counter Bulletin Board Market and on the "Pink Sheets" market under the ticker symbol "WTAR".

     The following table sets forth for each period indicated the high and the low bid prices per share for the Company's
Common Stock.


                     Bid Prices

Quarter Ended        High       Low

March 31, 2009		0.025	0.007

December 31, 2008 	0.045	0.005

September 30, 2008 	0.095	0.030

June 30, 2008 		0.220	0.050

March 31, 2008		0.240	0.060

December 31, 2007 	0.220	0.090

September 30, 2007 	0.300	0.130

June 30, 2007 		0.730	0.220


There were approximately 109 holders of record of the common stock as of July 14, 2009. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

The Company has never paid a cash dividend on its Common Stock and does not anticipate paying dividends in the foreseeable future. It is the present policy of the Company's Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors


Section 15(g) of the Securities Exchange Act of 1934:
The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

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

In October 2006, the Company's Board of Directors adopted the 2006 Stock Option Plan (the "2006 Plan"), reserving 8,000,000 shares for issuance under the 2006 Plan, and granted a total of 1,475,000 non-qualified stock options to the following individuals: Terrance Nylander (250,000 options), Roland Walgreen (175,000 options), Nand Shankar (250,000 options), Bruce H. Haglund (100,000 options), Maribel Jordan (150,000 options), Philip Fraser (300,000 options), Nicole Fraser (75,000 options), and Russ Lombardo (175,000 options). These non-qualified stock options are exercisable at $.50 per share, expire on September 30, 2013, and are fully vested. The Company claims an exemption from registration of these securities pursuant to Section 4(2) of the Act.

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

In December 2006, the Company agreed to pay $1,000,000 and issue 1,000,000 shares of its common stock to Cucoloris Films, Inc. ("Cucoloris") pursuant to a Form S-8 registration statement as partial consideration for the services of Cucoloris to the Company. The agreement provided for the registration of the shares prior to December 31, 2006, but the parties have agreed to the filing of the registration statement as soon as practicable. The Company issued 1,000,000 shares and has paid $250,000. The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The Company is currently re-negotiating the terms of the remaining $750,000. The common shares have been returned back to treasury.

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

In July 8, 2008, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 1,000,000 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, in consideration for the forgiveness of $50,000 of indebtedness of the Company to Mr. Rosner ($0.05 per unit). The warrants stock will expire July 7, 2011 and exercisable at $0.05 per share. As of the date of this annual report, the shares have not been issued. The Company claims an exemption from registration of these securities pursuant to
Section 4(2) of the Act.


In January 9, 2009, the Company agreed to issue to Robert Rosner, our Chief Executive Officer, 8,000,000 units, each unit consisting of a share of common stock in consideration for the forgiveness of $40,000 of indebtedness of the Company to Mr. Rosner ($0.005 per unit).

On February 26, 2009, the Company have signed agreement with existing warrant options holders to cancel all existing warrant options available to the Company.


Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein.


For the year ended March 31,

					2009 		2008
Statement of operations data:

Operating revenues 			174,540 	195,792
Gross profit 				 24,816 	 55,921
Gain (loss) from continuing operations (714,182)     (2,091,482)
Gain (loss) from continuing
operations per share			(0.01)		(0.03)


Balance sheet data:

Total assets 				3,088,061 	3,305,466
Long-term debt 				   -		   -




Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

Wataire is a Washington corporation incorporated on August 17, 2000. Wataire is currently in the development stage and has completed its acquisition of all of the intellectual property relating a water treatment process and devices for water-from-air machines. The agreements previously executed between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement. To this end, the Company's future results of operation will be highly dependent upon the success of its efforts to sell and market its products and technologies. The Company plans to sell its products to distributors and also through multiple indirect channels, such as resellers. The marketing and sales of these products are highly dependent

Results of Operations for the Years ended March 31, 2009

The audited operating results and cash flows are presented for the year ended March 31, 2009 and March 31, 2008 and for the period of inception to March 31, 2009.

Revenues. For the year ended March 31, 2009, we had total revenue of $174,540 compared to $195,792 for the year ended March 31, 2008.

Operating Expenses. For the year ended March 31, 2009, we had total operating expenses of $714,182 as compared to $2,147,403 for the year ended March 31, 2008. The decrease was predominately due to the stock based compensation of $1,617,300.

Management Fees. For the year ended March 31, 2009, we had management fees of $180,000 as compared to $137,360 for the year ended March 31, 2008, an increased of $42,640 in management fees.

Professional Fees. For the year ended March 31, 2009, we had professional fees of $54,126 as compared to $81,482, a decrease of $27,356.

Net Loss. The net loss for the year ended March 31, 2009 was $714,182 as compared to $2,091,482 for the year ended
March 31, 2008, a decrease of $1,373,300. The decrease was generally due to the stock based compensation of $1,617,300.

Plan of Operation

We currently have minimal cash reserves and a significant
working capital deficit.   Accordingly, our ability to pursue
our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services.
Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations. The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees. The Company engaged a marketing firm to handle the Company's branding, marketing, advertising, media and public relations for the planned upcoming 2008 North American launch of its consumer product line of atmospheric water generators. The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the Company. The Company is currently re-negotiating the terms of its agreements with the marketing firm.

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

Liquidity and Financial Resources

The Company remains in the development stage since inception.
 Operations were financed through proceeds from sales and the issuance of equity and loans from directors. The directors have also advanced funds into the Company to cover cash flow deficiencies . The advances have no stated repayment terms.
 These funds were used to pay inventory, services, legal and accounting expenses along with several other miscellaneous operational infrastructure costs.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of March 31, 2009 was $35. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $10,299,365. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.


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


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable


Item 9A (T). Controls and Procedures.


As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of March 31, 2009, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of March 31, 2009, our internal control over financial reporting is effective.

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.


PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

Directors and Executive Officers

The following sets forth-certain information with respect to the directors and executive officers of Wataire:


       Name 			Age		Position
 				 		Office Held

Robert Rosner (1) 		44 		CEO, Secretary,
						Director, Chairman of
						the Board

Thomas M. Braid (2) 		47 		Treasurer, CFO,
						Director


Notes:
(1)
      Mr. Rosner was appointed a Director and Corporate Secretary on August , 2003; he resigned as Corporate Secretary on August 19, 2005 and was appointed Chief Executive Officer, Chairman of the Board and President. Mr. Rosner was appointed Corporate Secretary on March 13, 2007 and resigned as President on April 23, 2007.
(2)
      Mr. Jordan was appointed a Director, Corporate Secretary, Treasurer and Chief Financial Officer on August 19, 2005; he resigned as Corporate Secretary on September 27, 2006.

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

On June 12, 2009, Mr. Richard Jordan resigned as Director,
Chief Financial Officer and Treasurer of the Company. The
Board of Directors have appointed Mr. Thomas M Braid as
Director, Chief Financial Officer and Treasurer of the
Company on June 12, 2009.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert Rosner - President, Chief Executive Officer,
Director and Chairman of the Board

Mr. Rosner has served as the Company's Chairman and Chief Executive Officer since August 2005. He was the Vice President of Regulatory Affairs and Compliance and Corporate Secretary from August 2003 until August 2005. He was President from August 2005 to April 2007. Mr. Rosner was appointed Corporate Secretary in March 2007. He has been a member of the Company's board of directors since August 2003. Mr. Rosner was the president and director of Fortuna Silver Mines Inc., a company listed on the Canadian Venture Exchange, from June 1996 to January 2005.

Mr. Thomas M Braid - Treasurer, Chief Financial Officer and
Director

Mr. Braid was appointed as Director, Chief Financial Officer and Treasurer on June 12, 2009. Mr. Braid had over 30 years of experience in the newspaper industry. He is a widely respected and multi-award winning photojournalist, photo department manager, college instructor, workshop leader and community volunteer. In October of 2002, Thomas was awarded the Queen's Golden Jubilee Medal by the Governor General of Canada and the Canadian Government. In 2007, Thomas was awarded the Edmonton Sun's highest award by being honored with the Douglas Creighton Award.



TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

ADVISORY BOARD MEMBERS

The Company's advisory board members were appointed by the Board of Directors to help oversee and provide support relating to the Company's business affairs. The advisory board members meet in person or via telephone conferencing with the Board of Directors.

In May 2007, the Company initiated its Advisory Board consisting of Professor James Marsden, PhD and Mr. Brian Baker, BA. Mr. Brian Baker passed away recently. Dr. James Marsden, a distinguished scientist and food safety and security expert, is the Company's Chairman of the Scientific Advisory Board. Dr. Marsden currently serves as Regent's Distinguished Professor and Associate Director of the Biosecurity Institute at Kansas State University ("KSU"). KSU has placed a major emphasis on food safety and security. The research and educational activities at KSU address issues that directly impact human health, agricultural security and the economy. The university is the site of the Biosecurity Research Institute and the National Agricultural Biosecurity Center. Dr. Marsden will advise us on issues relating to the production of water for consumer products; products sized for large commercial applications; government and military systems; remote systems designed to produce drinking water and sanitation in developing countries.

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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended March 31, 2009, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.


Item 11.  Executive Compensation.

The following table sets forth information for the years ended
March 31, 2009, 2008 and 2007 concerning the compensation paid or awarded to the Chief Executive Officer and President of PPMC.

FILL IN FOR LAST THREE FISCAL YEARS

SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION POLICIES



				Other	Restricted Securities		All
Name and 			annual    stock    underlying	LTIP	other
principal  Year	Salary	Bonus	compen-   awards   Options/	payouts	compen-
position			sation	 	    SARs		sation

		  ($)    ($)      ($)      ($)	     (#)         ($)     ($)

  (a)	    (b)   (c)    (d)      (e)      (f)       (g)         (h)     (i)

Robert 	   2009 180,000  nil	  nil	   nil       nil	 nil	 nil
Rosner	   2008  75,000
	   2007 120,000				  3,500,000
CEO,
Secretary
& Director


Richard    2009   nil    nil      nil      nil       nil         nil     nil
Jordan     2008   nil                               200,000
	   2007   nil
Treasurer,
CFO &
Director


Terrence   2008   nil    nil      nil      nil       nil         nil     nil
Nylander   2007  2,360                              250,000

Former
President
&
Former
Director


Nand       2007  4,275   nil      nil      nil       nil         nil     nil
Shankar

Former
Secretary
& Former
Director
2007


The Company anticipates entering into an employment contract with Robert Rosner, our Chief Executive Officer, but can provide no assurance that we will come to terms for such employment agreement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


      The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 30, 2009, by (a) each person known by the Company to own beneficially more than 5% of the Company's common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.

As of June 30, 2009, there were 91,110,123 shares of common stock outstanding.


Name and Address 		Amount and
of Beneficial 	   Position	nature of	% of
Owner 				beneficial	Common Stock
				ownership

Robert Rosner	CEO,
21550 Oxnard	Secretary	21,498,328	23.60%
Street, 	Director	shares
Suite 300			(2)
Woodland Hills
CA 91367

Wataire 	Shareholder	13,400,000	14.71%
Ecosafe				shares
Technologies			930
Inc.
3033 King
George Hwy
Suite 24,
Surrey, BC
Canada



All Directors 			21,498,328	23.60%
and Officers
as a group (1
person)



Beneficial ownership of common stock has been determined for purposes of the above table in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Annual Report have been exercised. For purposes of calculating beneficial ownership, assumes 91,110,123 shares of common stock of the Company as issued and outstanding as of the date of this Annual Report. The amount issued is 91,110,123 common shares.

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

In January 9, 2009, the Company agreed to issue to Robert
Rosner, our Chief Executive Officer, 8,000,000 common shares at
$0.005 per share, in consideration for the forgiveness of $40,000 of indebtedness of the Company to Mr. Rosner.

In February 26, 2009, the Company have signed agreement with existing warrant options holders to cancel all existing warrant options available to the Company.
Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Item 14.  Principal Accountant Fees and Services.


      Audit Fees . Audit fees expected to be billed to us by for the audit of financial statements included in our Annual
Reports on Form 10-K for the years ended March 31, 2009 and 2008 are approximately $20,000 and $20,000, respectively. These fees include auditing fees and review of quarterly financial statements for the fiscal years ended March 31, 2009 and 2008 respectively.

       Tax Fees . We have been billed an aggregate of $Nil for the fiscal years ended March 31, 2009 and March 31, 2008, respectively, for tax services.

      All Other Fees . We have been billed an aggregate of $Nil for the fiscal years ended March 31, 2009 and 2008 respectively, for permitted non-audit services.

      Other Matters .  N.A.

      To our knowledge, there have been no persons, other than Gruber & Company's full time, permanent employees who have worked on the audit or review of our financial statements.


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


			43



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

			44



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


			45


(15)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated May 9, 2007.
(16)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 18, 2007.
(17)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 20, 2007.

(18)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated October 10, 2007.

(19)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated December 11, 2007.


(20)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated January 23, 2008.

(21)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated January 23, 2008.

(22)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated March 26, 2008.

(23)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 1, 2008.

(24)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 20, 2008.

(25)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated January 15, 2009.

(26)
Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated June 18, 2009.

SIGNATURES


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July 23, 2009

WATAIRE INTERNATIONAL, INC.

By:_ /s/ Robert Rosner
Robert Rosner
Chief Executive Officer,
Director



July 23, 2009

By: /S/ Thomas M. Braid
Thomas M. Braid
Chief Financial Officer,
Director



			47






Item 8 Financial Statements.





WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF WATAIRE INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of Wataire International, Inc. (a Developmental Stage Company) as of March 31, 2009 and 2008, and the related statement of operations, stockholders equity and cash flows for the periods then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wataire International, Inc. (a Developmental Stage Company) as of March 31, 2009 and 2008, the results of its operations and its stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC Saint Louis, Missouri

July 22, 2009


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
as at March 31, 2009 and 2008
(Stated in US Dollars)
(Audited)


						March 31	March 31
						  2009		  2008

Assets
 Current Assets
  Cash						       35	      -
  Accounts receivable				      - 	    2,800
  Prepaid expenses & retainer			    9,766	    2,280
  Advance on marketing agreeents		  250,000	  250,000
  Advance on inventory				      - 	  174,635
  Inventory				  	  250,456	  308,328
						---------	---------
Total Current Assets				  510,257	  738,043
  Capital assets, net				      308	      615
  Patents, Trademarks				   31,434	   20,746
  Acquisitions of intangibles			2,546,062	2,546,062
						---------	---------
Total Assets					3,088,061	3,305,466
						---------	---------

Liabilities
 Current Liabilities
  Accounts payable				  353,854	  219,719
  Bank indebtedness				      -     	    5,885
  Shareholder loan and interest			  106,589	  101,589
  Due to related parties			    1,280	    2,280
  Deferred reveneu				  189,067	  154,540
						---------	---------
Total Liabilities				  650,790	  484,013


Stockholders' Equity
  Capital stock
  Authorized:
   100,000,000 common shares with a par
   value of $0.0001
   20,000,000 preferred shares with a par
   value of $0.0001,
   redeemable at $0.005
  Issued and outstanding:
   87,110,123 common shares
   (March 31, 2008: 74,399,011)			   8,711	    7,440
   27,501 preferred shares
   (March 31, 2008: 27,501)			       3                3
   Additional paid-in capital  		      12,880,264       12,551,535
   Deficit accumulated during the
   development stage			     (10,451,707)      (9,737,525)
  					      ----------	---------
 Total Equity				       2,437,271	2,821,453
					      ----------	---------
Total Liabilities and Stockholders' Equity     3,088,061        3,305,466
					      ----------	---------



 The accompanying notes are an integral part of the financial  statements


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended March 31, 2009 and 2008 and for the period August 17, 2000 (Inception) to March 31, 2009
(Stated in US Dollars)
(Audited)

									August 17
									   2000
					     Year ended			(inception)
					      March 31			to March 31,
					 2009		2008	  	   2009


Sales					174,540		195,792		488,102
Cost of sales			       (149,724)       (139,871)       (376,292)


Gross margin			       	 24,816		 55,921		111,810
Other income				    -               - 		  9,500
					-------		-------		-------
					 24,816		 55,921		121,310

Expenses
 Advances written off			149,542 	    -		234,542
 Amortization				    307		 19,975		 70,743
 Bad debt written off			  2,800		    -		  2,800
 Consulting fees			119,005		 37,436		430,370
 Donated services			    -               - 		 11,250
 Foreign exchange (gain)/loss		 21,399		(49,118)	(42,356)
 General and administrative		 54,979		 81,438		236,435
 Incorporation costs			    -               -		  2,005
 Management fees			180,000		137,360		646,883
 Marketing and promotion		 30,692		 55,211		164,601
 Professional fees			 54,126		 81,482		363,855
 Research & Development			105,000		 97,143		202,143
 Rent					 11,341		 29,906		 49,009
 Settlement of accounts payable		    -               -		 (3,250)
 Stock-based compensation		    -         1,617,300	      8,010,050
 Travel					  9,807		 39,270		 70,246
 Website development costs		    -               -		  8,700
					-------		-------		-------
Total expenses			   	738,998	      2,147,403      10,458,026

Loss from continuing operations	       (714,182)     (2,091,482)    (10,336,716)
Loss from discontinued operations	    -               -	       (114,991)

Net loss for the period		       (714,182)     (2,091,482)    (10,451,707)

Basis and diluted los per share		  (0.01)	  (0.03)

Weighted average number of
 shares outstanding		     80,863,905	     70,725,144



 The accompanying notes are an integral part of the financial statements


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the period August 17, 2000 (Inception) to March 31, 2009
(Stated in US Dollars)
(Audited)


  			  Shares					    Total
			  Subscrip		      Additional	    Stock-
	  Common          -tions    Preferred	      Paid-in	  Accum.    holders'
	  Shares  Amount Received   Shares    Amount  Capital     Deficit   Equity

Common
shares
issued	    200	      -			-	 -       10		        10

Shares
subscrip
-tion 			   150,280					    150,280

Net loss
for the
period							        (216,896)  (216,896)
---------------------------------------------------------------------
Bal,Sep
30, 2001    200      -    150,280	-	-	  10    (216,896)    (66,608)

Shares
subscrip
-tion	                   76,105					     76,105

Net loss
for the
year								(29,313)    (29,313)
----------------------------------------------------------------------
Bal,Sep
30, 2002    200       -    226,385	-	-	 10    (246,209)    (19,814)

Shares
subscrip
-tion                        5,000					     5,000

Common
shares
issued   80,160       8   (231,385)		    232,542	       	     1,165

Adj to
number
of shares
out-
standing
as a
result
of the
acqui-
sition
of Millen
-nium
Business
Gp. USA
Inc.    (80,160)     (8)                          (232,542)    232,560

Cimbix
Corp.   170,240      17                            232,543    (232,560)

Fair
value
of
shares
issued
in conn-
ection
with
the
acqui-
sition
of Millen
-nium
Business
Gp. USA
Inc.     80,360       8              2,501      1        (9)

Net
asset
deficiency
of legal
parent
at date
of reverse
take-over
transaction				              	       (20,167) (20,167)

Common
shares
issued   2,772        -                               13,810	         13,810

Common
shares
issued   1,000        -                                7,500             7,500

Donated
services                                               2,250             2,250

Net loss
for the
year							      (98,849) (98,849)
---------------------------------------------------------------------
Bal,Sep
30, 2003 254,372     25             2,501      1    256,094 (365,225) (109,105)



The accompanying notes are an integral part of the financial statements


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period August 17, 2000 (Inception) to March 31, 2009
(Stated in US Dollars)
(Audited)
							           Total
			           	    Additional	           stock-
	    Common	   Preferred   	    Paid-in    Accum.      holders'
	    shares  Amount  shares   Amount Capital    Deficit     Equity

Bal,sep     254,372     25   2,501       1    256,094  (365,225)   (109,105)
30,2003
-----------------------------------------------------------------
Common
shares
issued        5,000	 1			49,999		     50,000

Common
shares
issued	    600,000	60			29,940		     30,000

Net loss
for the
year							(227,180)   (227,180)
-----------------------------------------------------------------
Bal,sep
30,2004	    859,372 	86   2,501       1     336,033	(592,405)   (256,285)

Common
shares
issued      160,000	16			   484			 500

Common
shares
issued   36,000,000   3,600			86,400		      90,000

Common
shares
issued    8,960,000     896			94,304		      95,200

Common
shares
issued    2,440,000     244		       121,756		     122,000

Common
shares
issued      250,000	25			11,225		      11,250

Disposal
of MBG					      (140,949)		    (140,949)

Net loss
for the
year							 (79,243)    (79,243)
----------------------------------------------------------------
Bal,Sep
30,2005 48,669,372    4,867  2,501      1      509,253  (671,648)   (157,527)

Common
shares
issued     336,000       34			15,086		       15,120

Common
shares
issued  10,000,000    1,000		       619,000		      620,000

Common
shares
issued     440,000       44		       109,956		      110,000

Common
shares
issued   1,000,000      100		       559,900		      560,000

Inventory
donated					         9,945		        9,945

Net loss
for the
year							 (297,661)   (297,661)
----------------------------------------------------------------
Bal,Sep
30,2006 60,445,372    6,045  2,501     1     1,823,140   (969,309)    859,877

Common
shares
issued     272,536       27  		       204,375		      204,402

Common
shares
issued  1,834,045       183                    880,157                880,340

Common
shares
issued  1,000,000       100                    409,900		      410,000

Common
shares
issued  4,800,000       480                    959,520                960,000

Stock-
based
compen-
sation					     8,010,050              8,010,050

Net loss
for the
year						       (8,430,656) (8,430,656)
----------------------------------------------------------------
Bal,Sep
30,2007 68,351,953    6,835  2,501     1    12,287,142 (9,399,965)  2,894,013

Common
shares
issued   2,058,823      205                    349,795                350,000

Common
shares
issued     588,235       60                     99,940                100,000

Common
shares
issued   4,400,000      440                    219,560                220,000

Cancel-
lation of
shares  (1,000,000)    (100)                  (409,900)              (410,000)

Preferred
shares
issued                       25,000    2         4,998                  5,000

Net loss
for the
period							 (337,560)   (337,560)
----------------------------------------------------------------
Bal,Mar
31,2008 74,399,011    7,440  27,501    3    12,551,535 (9,737,525)  2,821,453

Common
shares
issued   1,600,000      160                     79,840                 81,000

Common
shares
issued   1,111,112      111                     99,889                100,000

Common
shares
issued   1,000,000      100                     59,900                 60,000

Common
shares
issued   1,000,000      100                     49,900                 50,000

Common
shares
issued   8,000,000      800                     39,200                 40,000

Net loss
for the
year                                                     (714,182)   (714,182)
----------------------------------------------------------------
Bal,Mar
31,2009 87,110,123    8,711  27,501   3     12,880,264(10,451,707)   2,437,271


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended March 31, 2009 and 2008 and for the period August 17, 2000 (Inception) to March 31, 2009
(Stated in US Dollars)
(Audited)


								 August 17
								  2000
					Year ended		(inception)
					   March 31		to March 31

 					2009	     2008	   2009
----------------------------------------------------------------
Operating Activities
 Loss from continuing operations      (714,182)    (2,091,322)	(10,451,707)
Adjustments to reconcile loss to
 cash used in operating activities:
  Amortization				   307         19,975        70,743
  Donated services			   -              -          11,250
  Website development costs w/o            -              -           8,700
  shares issued for service                -              -         122,070
  Advances w/o                         149,542            -         199,542
Change in non-cash woring capital item:
  Accounts receivable                    2,800          4,100           -
  Prepaid expenses and retainers        (7,486)        (6,418)       (9,766)
  Deferred reveneu			34,527        154,540       189,067
  Advance on marketing agreements          -              -        (250,000)
  Stock-based compensation                 -        1,617,300     8,010,050
  Advance on inventory                  25,093        123,734      (149,541)
  Inventory                             57,872       (305,403)     (246,361)
  Accounts payable                      32,546        140,062       353,854
-----------------------------------------------------------------
                                      (418,981)      (343,432)   (2,142,099)
-----------------------------------------------------------------
Investing Activities
  License payment advanced                -               -         (50,000)
  Capital assets                          -              (922)         (922)
  Advance to subsidiaries                 -               -        (115,091)
  Acquisition of intangibles-net       (10,688)    (1,023,886)   (1,467,624)
  Website development costs               -               -          (8,700)
  Proceeds from disposition of
    subsidiaries                          -               -             100
-----------------------------------------------------------------
				       (10,688)    (1,024,808)   (1,642,237)
-----------------------------------------------------------------
Financing Activities
  Bank indebtedness                     (5,885)         5,885           -
  Promissory notes payable                 -          (36,000)          -
  Shareholder loan & interest          106,589            -         106,589
  Due to related parties                (1,000)      (159,495)        1,280
  Shares issued for cash               180,000        985,341     1,792,102
  Shares issued fo intangibles             -           79,658       960,000
  Shares issued for Debt               150,000        409,313       559,313
  Shares issued for Promissory notes       -           69,247       365,087
-----------------------------------------------------------------
                                       429,704      1,353,949     3,784,371
-----------------------------------------------------------------
Increase/(Decrease) in Cash                 35        (14,291)           35

Cash, beginning                            -           14,291           -

Cash, ending                                35            -              35



The accompanying notes are an integral part of the financial statements


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)

Note 1.  General Organization And Business

The Company was incorporated on August 17, 2000 in the State of Washington, USAand the Company's common shares are publicly traded on the OTC Bulletin Board. On September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire
International, Inc.

The Company markets and distributes atmospheric water generator machines. It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $10,451,707 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related party advances, however there is no assurance that this additional funding is adequate and further funding may be necessary.

Note 2.  Significant Accounting Policies

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below :


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)

(a)  Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(b)  Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Petsmo Inc. and Aqua
Technologies, Inc. All inter-company transactions and balances have been eliminated.

(c)  Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(d)  Inventory

Inventory, which consists of finished goods, is valued at the lower of cost net realizable value using the first in first out (FIFO) method.

(e)  Website Development Costs

Under the provisions of Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," the Company previously capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 " Accounting of the Impairment of Long Lived Assets."

(f)  Intangible Assets and Amortization

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. Intangible assets with a finite life will be amortized over the estimated useful life of the asset. The Company's operational policy for the assessment and measurement of any impairment in the intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets.


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)

(g)  Revenue Recognition

The Company receives revenues from the sale of water generator machines. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured.
A one-year warranty is provided by the Company on all its products.

(h)  Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(i)  Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128. "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted earnings per share("ESP") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

(j)  Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R "Share-Based Payment", a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R is effective for interim or annual periods beginning after December 15, 2005. The Company adopted FAS 123R on October 1, 2006.


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)


(k)  Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States dollars, in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determinination of net income (loss) for the year.

(l)  Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period's presentation. These reclassifications have no effect to the previously reported income (loss).

(m)  Change in Reporting Year

The Company adopted March 31 as its fiscal year end from September 30 in 2008.

(n)  Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments,
(b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.
The Company does not believe SFAS No. 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS
No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009. The Company does not believe SFAS No. 141(R) will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not believe SFAS No. 160 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

Note 3.  Related Party Transactions

During the year ended March 31, 2009, directors of the company charged the following expenses to the Company:


Management fees 	 $180,000

Loan interest 		   $5,000


Note 4.  Common Stock

For the Year Ended March 31, 2008

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

For the Year Ended March 31, 2009

Share Subscriptions

On April 8, 2008, the Company entered into an agreement to issued 1,600,000 units at $0.05 per unit with Darfield Financial Corp. for an aggregate amount of $80,000. Each unit consists of one common share and one half warrant exercisable at $0.05 per share on or before April 7, 2011.

On May 30, 2008 the Company entered into a private placement agreement to issued 1,111,112 common stock at $0.09 per share for proceeds of $100,000 to two accredited investors and to issued 555,556 common stock to each investor.

Share For Debt Settlements

On June 17, 2008, the Company approved the issuance of 1,000,000 units at $0.06 per share to settle amounts due to a director of the Company totaling $60,000. Each unit contain one common share and one share warrant exercisable at $0.06 per share on or before June 16, 2011.

On July 8, 2008, the Company approved the issuance of 1,000,000 units at $0.05 per share to settle amounts due to a director of the Company totaling $50,000. Each unit contain one common share and one share warrant exercisable at $0.05 per share on or before July 7, 2011.

On January 9, 2009, the Company approved the issuance of 8,000,000 common shares at $0.005 per share to settle amounts due to a director of the Company totaling $40,000.

On February 26, 2009, the Company have signed agreement with existing warrant options holders to cancel all existing warrant options available to the Company.


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)


Note 5.  Warrants

During February 2009, the Company received signed consent agreements with all existing warrant holders that cancel the entire balance of 7,058,823 outstanding warrants.

Note 6.  Stock Options and Stock Based Compensation

During 2006, the Company authorized a share option plan under which employees were granted options to purchase shares of authorized but unissued, common shares. During the years ended March 31, 2009 and 2008, all options issued in this plan were either forfeited as options went unexercised due to employee terminations or cancelled via signed consent agreements with all remaining option holders.

SFAS No. 123R also required the Company to change its classification, in the consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options in excess of that which is associated with the expense recognized for financial reporting purposes. No significant tax benefits were recognized for the periods ended
March 31, 2009 or 2008.

The Black-Scholes valuation model was utilized in estimating the calculated value, with the following weighted average assumptions:

					2009	2008

Expected Dividend Yield			0.00%	0.00%
Risk Free Interest Rate			3.00%	4.58%
Expected Volatility			150%	153%
Expected Option Life (in years average) 0.00	5.53

A summary of the status of the Company's share option plan for the periods ended as of March 31, 2009 and 2008, is as follows:

						Weighted Average
				Number of	    Exercise
				 Options	     Price

Outstanding March 31, 2007	    -			-
Granted				12,270,000	$	0.71
Forfeited/Cancelled		(7,075,000)		0.75
Exercised			    -			-
				-----------------------------
Outstanding March 31, 2008	 5,195,000	$	0.67
Granted				    -			-
Forfeited/Cancelled		(5,195,000)		-
Exercised			    -			-
				-----------------------------
Outstanding March 31, 2009	    -                   -

There was no compensation charge associated with stock options included in the statement of operations for the years ended March 31, 2009 and 2008.




WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)


Note 7.  Contingencies

Agreement

On December 11, 2006 and December 12, 2006, the Company entered into two marketing agreements in which the Company would pay $1,000,000 and issue 1,000,000 common shares. During the year ended March 31, 2008, the Company paid $250,000 in respect to the cash portion of the agreements and had issued 1,000,000 common shares of the Company. The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The 1,000,000 shares have been returned back to treasury. The $250,000 is classified as an Advance on Marketing Agreements on the balance sheet. The Company is currently re-negotiating new terms on this agreement

Legal

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

Aquaduct International. LLC v. Wataire International, Inc. et. ai,
Los Angeles County Superior Court Case No. LC083752. This litigation was commenced on December 11, 2008 by the Company's former distributor over the alleged purchase of certain atmospheric water machines. On July 20, 2009, the Company answered the lawsuit and filed a cross-complaint against the plaintiff. Both parties are interested in resolving this dispute informally rather than proceeding further into litigation. To that end, mediation has been scheduled for August 20, 2009 in Los Angeles County with a private mediator. We cannot provide a reasonable evaluation of the likelihood of an unfavorable outcome at this time since no discovery has commenced on the Company's cross-complaint and only very basic discovery has been performed in connection with the complaint. No loss provision has been recorded as of March 31, 2009.

Note 8.  Inventory

At March 31, 2009 and 2008, inventories are comprised of finished water-from-air machines totaling $250,456, and $308,328, respectively.


WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)

Note 9.  Intangibles

On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property ("IP") relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc., Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren. Mr. Nylander was at the time of signing the agreement and currently, the President of the Company. Consideration for the purchase of the IP was $476,190 (CAD $500,000), which was paid on March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP. This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company's annual September 30, 2006 audited consolidated financial statements. The IP acquisition was completed in July 2007.


The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

The intangibles consist of patents and trademark applications of $31,434 and the costof the acquisition of IP Technology of $2,546,062 as described above.


Patents, Trademark applications             		 $31,435

4,800,000 shares issued to Wataire Ecosafe and
  Canadian Dew Technologies				$960,000
Cash consideration					 476,190
Remaining license rights including 11,000,000 shares
  issued to Wataire Ecosafe			       1,109,872
                                                     -----------
						    $  2,546,062


Note 10.  Deferred Revenue

As of March 31, 2009 and 2008, deferred revenue totaled $189,067 and $154,540, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 11.   Shareholder Loan

During the period ended March 31, 2008, the Company's CEO loaned the Company $100,000. This loan is payable on demand with interest accruing at 5% per annum. Accrued interest at March 31, 2009 and 2008, totaled $6,589 and $1,589, respectively, and is included in the loan balance.



WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Stated in US Dollars)
(Audited)


Note 12.  Subsequent Events

Subsequent to March 31, 2009:

The Company approved the issuance of 4,000,000 common shares at $0.005 per share totaling $20,000 to an individual for indebtedness to the Company.

Effective June 12, 2009, the Company's Chief Financial Officer and Treasurer resigned and a new Director holding the same title was appointed.

On July 16, 2009, the Company approved consulting agreements with 3 individuals. The Company intends to pay for these services by issuing common shares to the consultants in lieu of consulting fees and registering these shares by filing an S-8 registration statement under the Securities Act of 1933. The total number of shares to be issued totals 6,900,000 common shares.

Note 13.  Income Taxes

The Company has losses for tax purposes totaling $10,451,707 which may be applied against future taxable income. These losses begin to expire in 2027. The potential taxbenefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.


Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Rosner, Director and Chief Executive Officer of Wataire
International, Inc.  certify that :

1. I have reviewed this Annual Report on Form 10-K of Wataire International, Inc. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Dated : July 23, 2009        Signature : /s/   Robert Rosner
                                    --------------------------
                                         Robert Rosner
                             Director and Chief Executive Officer




Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Braid, Director and Chief Financial Officer of Wataire International, Inc. certify that :

1.  I have reviewed this Annual Report on Form 10-K of Wataire
International, Inc. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of thedisclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




    Dated : July 23, 2009        Signature : /s/   Thomas M. Braid
                                       -------------------------
                                        Thomas M. Braid
                                       ector and Chief Financial Officer







EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Wataire International, Inc. (the "Company") on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Robert Rosner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                      /s/ Robert Rosner
                                    ----------------------
                                      Robert Rosner
                                      Chief Executive Officer

July 23, 2009



EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Wataire International, Inc. (the "Company") on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Thomas M. Braid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                    /s/ Thomas M. Braid
                               ----------------------
                                     Thomas M. Braid
                                  Chief Financial Officer

July 22, 2009






