Form 10-Q
period 2009-06-30
WATAIRE INTERNATIONAL, INC.
filed 2009-08-06
CIK 1127007

WATAIRE INTERNATIONAL, INC.



FORM 10-Q
(Quarterly Report)


Filed  08/06/09 for the Period Ending 06/30/09





     Address		3rd Floor, 21900 Burbank Blvd.
			Woodland Hills, CA 91367
     Telephone		877-602-8985
     CIK		0001127007
     Symbol		WTAR
     SIC Code		4941 - Water Supply
     Industry		Conglomerates
     Sector		Conglomerates
     Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from _____ to ______

Commission File Number : 000 - 49955

WATAIRE INTERNATIONAL, INC.
  ( Exact name of registrant as specified in its charter )

        Washington                         91-2060082
-----------------------------       --------------------------
( State or other jurisdiction of    ( I.R.S. Empl. Ident. No. )
incorporation or organization )

3rd Floor, 21900 Burbank Blvd, Woodland Hills, California  91367
-------------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

  877-602-8985
----------------------------------------------
( Issuer's telephone number )


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has submitted
electronically and postedon its corporate Web site, if any, every
Interactive Data File required to be submittedand posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files).   Yes  (    )    No  (    )

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

  Large accelerated filer (    )          Accelerated filer  (   )

  Non-accelerated filer (    )           Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   (    )  Yes    ( X )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.0001 par value, was 91,110,123 as of June 30, 2009.






WATAIRE INTERNATIONAL, INC.
FORM 10-Q
For the Period Ended June 30, 2009
TABLE OF CONTENTS

            FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ..............................		1 - 11

Item 2.	Management's Discussion and Analysis of Financial Condition
       	And Results of Operations............................ 		12 - 18

Item 3.	Quantitative and Qualitative Disclosures About  Market Risk.. 	19

Item 4T.Controls and Procedures............... 				19 - 20

PART II

Item 1.	Legal Proceedings.................	 			20 - 21

Item 1A.Risk Factors........................... 			21 - 28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities.............. 			28

Item 4.	Submission of Matters to a Vote of Security Holder 		28

Item 5.	Other Information......... 					28

Item 6.	Exhibits and Certifications.........				28 - 35














Part 1. Item 1.  Financial Statements

 	Wataire International, Inc.

							   Page No.

Balance Sheets as at June 30, 2009  and March 31, 2009		1

Statements of Operations
For the Three Months Ended June 30, 2009 and 2008		2

Statements of Cash Flows
For the Three Months Ended June 30, 2009 and 2008 and
For the Period From Inception August 17, 2000 to
 June 30, 2009							3

Notes to Financial Statements					4 - 11
















WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)









WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
as at June 30, 2009 and March 31, 2009
(Stated in US Dollars)


						Unaudited
						June 30,	March 31,
						  2009		  2008

Assets
 Current Assets
  Cash						      - 	       35
  Prepaid expenses & retainer			    9,766	    9,766
  Advance on marketing agreeents		  250,000	  250,000
  Inventory				  	  250,456	  250,456
						---------	---------
Total Current Assets				  510,222	  510,257

Capital assets, net				      231	      308
  Patents, Trademarks				   31,434	   31,434
  Acquisitions of intangibles			2,546,062	2,546,062
						---------	---------
Total Assets					3,087,949	3,088,061
						---------	---------

Liabilities
 Current Liabilities
  Accounts payable				  382,157	  353,854
  Shareholder loan and interest			  107,835	  106,589
  Due to related parties			    6,337	    1,280
  Deferred revenue				  189,067	  189,067
						---------	---------
Total Liabilities				  685,396	  650,790


Stockholders' Equity
  Capital stock
  Authorized:
   100,000,000 common shares with a par
   value of $0.0001
   20,000,000 preferred shares with a par
   value of $0.0001,
   redeemable at $0.005
  Issued and outstanding:
   91,110,123 common shares
   (March 31, 2009: 87,110,123)			   9,111	    8,711
   27,501 preferred shares
   (March 31, 2009: 27,501)			       3                3
   Additional paid-in capital  		      12,899,864       12,880,264
   Deficit accumulated during the
   development stage			     (10,506,425)     (10,451,707)
  					      ----------	---------
 Total Equity				       2,402,553	2,437,271
					      ----------	---------
Total Liabilities and Stockholders' Equity     3,087,949        3,088,061
					      ----------	---------


The accompanying notes are an integral part of the financial statements






WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2009 and 2008 and for the period August 17, 2000 (Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)


									August 17
									   2000
					For the three months ended	(inception)
					      June 30,			to June 30,
					 2009		2008	  	   2009


Sales					    -		154,540		488,102
Cost of sales			            -           (102,104)       (376,292)


Gross margin			       	    -		 52,436		111,810
Other income				    -               - 		  9,500
					-------		-------		-------
					    -		 52,436		121,310

Expenses
 Advances written off			    -   	    -		234,542
 Amortization				     77		     77		 70,820
 Bad debt written off			    -		    -		  2,800
 Consulting fees			    -		 90,000		430,370
 Donated services			    -               - 		 11,250
 Foreign exchange (gain)/loss		    -		  1,401		(42,356)
 General and administrative		  3,745		 35,895		240,180
 Incorporation costs			    -               -		  2,005
 Management fees			 45,000		 45,000		691,883
 Marketing and promotion		    -		  2,364		164,601
 Professional fees			  4,920		 27,380		368,775
 Research & Development			    -		 80,000		202,143
 Rent					    -		  3,857		 49,009
 Settlement of accounts payable		    -               -		 (3,250)
 Stock-based compensation		    -               -         8,010,050
 Travel					    976		  4,261		 71,222
 Website development costs		    -               -		  8,700
					-------		-------		-------
Total expenses			   	 54,718	        290,235      10,512,744

Loss from continuing operations	        (54,718)       (237,799)    (10,391,434)
Loss from discontinued operations	    -               -	       (114,991)

Net loss for the period		        (54,718)       (237,799)    (10,506,425)

Basis and diluted los per share		  (0.00)	  (0.01)

Weighted average number of
 shares outstanding		     87,877,246	     76,379,719



  The accompanying notes are an integral part of the financial statements



WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended June 30, 2009 and 2008 and for the period August 17, 2000 (Inception) to June 30, 2009
(Stated in US Dollars)
(Unaudited)

								 August 17
								  2000
				For the three months ended	(inception)
					   June 30,		to June 30,

 					2009	     2008	   2009
----------------------------------------------------------------
Operating Activities
 Loss from continuing operations       (54,718)      (237,799)	(10,506,425)
Adjustments to reconcile loss to
 cash used in operating activities:
  Amortization				    77             77        70,820
  Donated services			   -              -          11,250
  Website development costs w/o            -              -           8,700
  shares issued for service                -              -         122,070
  Advances w/o                             -              -         199,542
Change in non-cash woring capital item:
  Prepaid expenses and retainers           -          (3,810)       (9,766)
  Deferred reveneu			   -           15,460       189,067
  Advance on marketing agreements          -              -        (250,000)
  Stock-based compensation                 -              -       8,010,050
  Advance on inventory                     -            1,188      (149,541)
  Inventory                                -            9,787      (246,361)
  Accounts payable                      48,286       (108,067)       402,140
-----------------------------------------------------------------
                                        (6,355)      (323,164)   (2,148,437)
-----------------------------------------------------------------
Investing Activities
  License payment advanced                -               -         (50,000)
  Capital assets                          -               -            (922)
  Advance to subsidiaries                 -               -        (115,091)
  Acquisition of intangibles-net          -           (10,689)   (1,467,624)
  Website development costs               -               -          (8,700)
  Proceeds from disposition of
    subsidiaries                          -               -             100
-----------------------------------------------------------------
				          -           (10,689)   (1,642,237)
-----------------------------------------------------------------
Financing Activities
  Bank indebtedness                       -            (5,885)           -
  Shareholder loan & interest            1,246        102,835       107,835
  Due to related parties                 5,057         (2,315)        6,337
  Shares issued for cash                   -          180,000    1,792,102
  Shares issued fo intangibles             -              -         960,000
  Shares issued for Debt                   -           60,000       559,313
  Shares issued for Promissory notes       -              -         365,087
-----------------------------------------------------------------
                                         6,303        334,635     3,790,674
-----------------------------------------------------------------
Increase/(Decrease) in Cash                (35)           780          -

Cash, beginning                             35            -            -

Cash, ending                                -             780          -


 The accompanying notes are an integral part of the financial statements



WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)


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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated lossesof $10,506,425 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

(f)  Intangible Assets and Amortization

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets",which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. Intangible assets with a finite life will be amortized over the estimated useful life of the asset. The Company's operational policy for the assessment and measurement of any impairment in the intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets.

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

(i)  Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No.
128. "Earnings Per Share". SFAS 128 requires presentation of both basic and diluted earnings per share ("ESP") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

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


(n )  Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements. In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe SFAS No. 161 will have a material impact on its financial statements.

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

Note 3.  Related Party Transactions

During the period ended June 30, 2009, directors of the company charged the following expenses to the Company:

Management fees
  $45,000
Loan interest
  $1,247

Note 4.  Common Stock

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


For The Three Months Ended June 30, 2009

Share For Debt Settlements

On April 22, 2009, the Company approved the issuance of 4,000,000 common shares at $0.005 per share to settle amounts due to a debtor of the Company totaling $20,000.

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

There was no compensation charge associated with stock options included in the statement of operations for the three months ended June 30, 2009 and 2008.

Note 7.  Contingencies

Agreement

On December 11, 2006 and December 12, 2006, the Company entered into two marketing agreements in which the Company would pay $1,000,000 and issue 1,000,000 common shares. During the year ended March 31, 2008, the Company paid $250,000 in respect to the cash portion of the agreements and had issued 1,000,000 common shares of the Company. The 1,000,000 shares issued were not released to the marketing company as it has not commenced its branding and marketing efforts and the contract has expired. The 1,000,000 shares have been returned back to treasury. The $250,000 is classified as an Advance on Marketing Agreements on the balance sheet. The Company is currently re-negotiating new terms on this agreement.

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

Note 8.  Inventory

At June 30, 2009 and March 31, 2009, inventories are comprised of finished water-from-air machines totaling $250,456, and $250,456, respectively.

Note 9.  Intangibles





On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property ("IP") relating to a water treatment process and related device for water-from-air machines from Wataire Industries Inc., Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren.
Mr. Nylander was at the time of signing the agreement and currently, the President of the Company. Consideration for the purchase of the IP was $476,190 (CAD $500,000), which was paid on March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP. This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company's annual September 30, 2006 audited consolidated financial statements. The IP acquisition was completed in July 2007.

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


Patents, Trademark applications				$ 31,434

4,800,000 shares issued to Wataire Ecosafe and
 Canadian Dew Technologies				$960,000
Cash consideration					 476,190

Remaining license rights including 11,000,000 shares
  issued to Wataire Ecosafe				1,109,872
							--------
			                            $   2,546,062


Note 10.  Deferred Revenue

As of June 30, 2009 and March 31, 2009, deferred revenue totaled $169,067 and $189,067, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 11.   Shareholder Loan

During the period ended June 30, 2009, the Company's CEO loaned the Company $100,000. This loan is payable on demand with interest accruing at 5% per annum. Accrued interest at June 30, 2009 and March 31, 2009, totaled $7,835 and $6,589, respectively, and is included in the loan balance.

Note 12.  Subsequent Events

On July 16, 2009, the Company approved consulting agreements with 3 individuals. The Company intends to pay for these services by issuing common shares to the consultants in lieu of consulting fees and registering these shares by filing an S-8 registration statement on August 3, 2009 under the Securities Act of 1933. The total number of shares to be issued totals 7,700,000 common shares.

Note 13.  Income Taxes

The Company has losses for tax purposes totaling $10,506,425 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.





PART I

   This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities
Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-Q. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

General

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

Results of Operations for the three months periods ended June
30, 2009 and 2008.

The operating results and cash flows are presented for the three months periods ended June 30, 2009 and 2008 and for the period of inception to June 30, 2009.

Revenues. For the three months period ended June 30, 2009, we had total nil revenue compared to $154,540 for the three months period ended June 30, 2008, a decrease of $154,540 from our sales of products.

Operating Expenses.  For the three months period ended
June 30, 2009, we had total operating expenses of $54,718 as compared to $290,235 for three months period ended June
30, 2008. The decrease of $235,517.

Management Fees.  For the three months periods ended June
30, 2009 and 2008, we had same amount of management fees of $45,000.

Professional Fees.  For the three months period ended June
30, 2009, we had professional fees of $4,920 as compared to $27,380 for the three months period ended June 30, 2008, a decrease of $22,460.

Net Loss.  The net loss for the three months period ended
March 31, 2009 was $54,718 as compared to $237,799 for the three months period ended March 31, 2008, a decrease of $183081.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2009 was ($17). Since inception, we have recognized no significant revenue. We have accumulated operating losses of $10,506,425. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

Item 4T. Controls and Procedures.

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

On March 25, 2008, we received a subpoena from the Securities and Exchange Commission ("SEC") issued in an investigation initiated by the SEC with respect to a number of companies traded on the "pink sheets" market (Our Company is not one of the companies that are the subject of the investigation). The subpoena, inter alia, requested documents relating to: contacts with personnel of and sales of our products to the U.S. Navy, sales of our products generally, the Company's license agreement with Airborne Water Company, and display of the Company's products at a music festival in Florida. Our Chief
Executive Officer, Robert Rosner, has provided testimony to the SEC in this matter.

The Company received an alleged claim in January 2009 from one of its former distributors for failing to deliver merchandise ordered and paid for by the Plaintiff. The Company has subsequently filed a motion to dismiss the claim and is considering separate legal recourse.

On July 20, 2009, the Company filed a cross-complaint for breach of contract, intentional interference with contractual relationship, intentional interference with prospective economic relationship and accounting.

Item 1A. Risk Factors

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

Dependence on our suppliers

Our success is highly dependent upon the continued support and services of suppliers. We are solely dependent on their support to provide enough inventories to meet our purchase orders. If our suppliers are not able to manufacture enough products to meet the demands of our purchase orders, our business will most likely fail.
Demand for our products and services may fail to materialize

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

Our international operations expose us to political, economic and currency risks.
All of our products came from sources outside of the United
States. As a result, we are subject to the risks of doing business abroad, including:


- currency fluctuations;

- changes in tariffs and taxes;

- political and economic instability; and

- disruptions or delays in shipments.

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

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds.

On April 22, 2009, the Company approved the issuance of 4,000,000 common shares at $0.005 per share to settle amounts due to a debtor of the Company totaling $20,000.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

Item 5. Other Information.

None









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

Dated:  August 6, 2009

                                   WATAIRE INTERNATIONAL, INC.

      				By: /S/ Robert Rosner

					Robert Rosner
                                       Chief Executive Officer
                                       & Director



      				By: /S/ Thomas M. Braid

					Thomas M. Braid
					Chief Financial Officer
					&  Director




Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Rosner, Director and Chief Executive Officer of Wataire
International, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of Wataire
International, Inc. ;

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


    Dated : August 6, 2009        Signature : /s/   Robert Rosner
                                   		-------------------
                                                   Robert Rosner
                                                   Director and
						Chief Executive Officer


















Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Braid, Director and Chief Financial Officer of Wataire International, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of Wataire
International, Inc. ;

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


    Dated : August 6, 2009        Signature : /s/   Thomas M. Braid
                                                  ----------------
                                                   Thomas M. Braid
                                                   Director and
						Chief Financial Officer





















EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wataire International, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Robert Rosner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

August 6, 2009











EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wataire International, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Thomas M. Braid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

August 6, 2009










