Form 10-Q
period 2009-09-30
WATAIRE INTERNATIONAL, INC.
filed 2009-11-18
CIK 1127007

WATAIRE INTERNATIONAL, INC.



FORM 10-Q
(Quarterly Report)


Filed  11/18/09 for the Period Ending 09/30/09





     Address		3rd Floor, 21900 Burbank Blvd.
			Woodland Hills, CA 91367
     Telephone		877-602-8985
     CIK		0001127007
     Symbol		WTAR
     SIC Code		4941 - Water Supply
     Industry		Conglomerates
     Sector		Conglomerates
     Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 For the transition period from _______ to ______

Commission File Number : 000 - 49955

WATAIRE INTERNATIONAL, INC.
( Exact name of registrant as specified in its charter )

   Washington                             91-2060082
-----------------------------         --------------------
( State or other jurisdiction of   ( I.R.S. Empl. Ident. No. )
 incorporation or organization )

3rd Floor, 21900 Burbank Blvd, Woodland Hills, California  91367
----------------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

  877-602-8985
---------------------------------
( Issuer's telephone number )


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

     Large accelerated filer (    )       Accelerated filer  (   )

     Non-accelerated filer (    )    Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   (    )  Yes    ( X )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.0001 par value, was 98,710,123 as of September 30, 2009.




WATAIRE INTERNATIONAL, INC.
FORM 10-Q
For the Period Ended September 30, 2009
TABLE OF CONTENTS

FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ........................			1 - 11

Item 2.	Management's Discussion and Analysis of Financial Condition
       	And Results of Operations........................... 		12 - 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.. 	19

Item 4T.Controls and Procedures....................... 			19 - 20

PART II

Item 1.	Legal Proceedings............................. 			20 - 21

Item 1A.Risk Factors.................................. 			21 - 28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..	28

Item 3.	Defaults Upon Senior Securities...................... 		28

Item 4.	Submission of Matters to a Vote of Security Holders.... 	28

Item 5.	Other Information............................. 			28

Item 6.	Exhibits and Certifications............				29 - 35














Part 1. Item 1.  Financial Statements

WATAIRE INTERNATIONAL, INC..
							      Page No.

Consolidated Balance Sheets as at September 30, 2009  and
March 31, 2009							1

Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
and for the Six Months Ended September 30, 2009 and 2009
and from the Period of Inception April 10, 1991
to September 30, 2009						2

Consolidated Statements of Cash Flows
For the Six Months Ended September 30, 2009 and 2008 and
For the Period from Inception April 10, 1991 to
September 30, 2009						3

Notes to Financial Statements					4 - 11








ATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Stated in US Dollars)







WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
as at September 30, 2009 and March 31, 2009
(Stated in US Dollars)

						Unaudited   	Audited
						Sept. 30,       March 31,
						   2009		  2009
Assets
 Current Assets
  Cash                    			     65 	     35
  Prepaid expenses & retainer                     9,758           9,766
  Advance on marketing agreements               250,000         250,000
  Inventory           				250,456         250,456
					    ---------------------------
  Total Current Assets           		510,279         510,257
  Capital assets, net                 		    154             308
  Patents, Trademarks          			 31,434          31,434
  Acquisitions of intangibles      	      2,546,062       2,546,062
					    ---------------------------
  Total Assets        			      3,087,929       3,088,061
					    ---------------------------
Liabilities
  Current Liabilities
  Accounts payable            		        427,385         353,854
  Shareholder loan and interest                     -           106,589
  Due to related parties            		 48,872           1,280
  Deferred revenue            		        168,424         189,067
					    ---------------------------
  Total Current Liabilities                     644,681         650,790
Long Term Liabilities
  5% Convertible Debentures                     125,000             -
					    ---------------------------
  Total Liabilities            			769,681         650,790

Stockholders' Equity
  Capital stock
  Authorized:
  100,000,000 common shares with a par
  value of $0.0001
  20,000,000 preferred shares with a
  par value of $0.0001, redeemable at $0.005
  Issued and outstanding:
  98,710,123 common shares
  (March 31, 2009: 87,110,123)                    9,871           8,711
  27,501 preferred shares
  (March 31, 2009: 27,501)                            3               3
  Additional paid-in capital                 13,051,104      12,880,264
  Deferred Stock-Based Comp.                   (126,667)            -
  Deficit accumulated during the
  development stage                         (10,616,063)    (10,451,707)
					    ----------------------------
  Total Equity       			      2,318,248       2,437,271
					    ----------------------------
 Total Liabilities and Stockholders' Equity   3,087,929       3,088,061



The accompanying notes are an integral part of the financial statements





WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2009 and 2008 and for the six months ended September 30, 2009 and 2008 and for the period August 17, 2000 (Inception) to September 30, 2009
(Stated in US Dollars)
(Unaudited)



							            August 17
								       2000
 		    For the 3 months ended  For the 6 months ended (Inception)
          		   September 30,           September 30,   to Sept. 30,
			 2009	     2008         2009       2008 	2009

Sales                      -           -            -      154,540      488,102
Cost of sales              -           -            -     (102,104)    (376,292)

Gross margin               -           -            -       52,436      111,810
Other income               -           -            -          -          9,500
			-------------------------------------------------------
                           -           -            -       52,436      121,310
Expenses
 Advances written off      -           -            -          -        234,542
 Amortization               77          77          154        154       70,897
 Bad debt written off        -           -            -          -        2,800
 Consulting fees           600      29,005          600    119,005      430,970
 Donated services          -           -            -          -         11,250
 Foreign exchange
 (gain)/loss               -         4,627          -        6,028      (42,356)
 General and
 administrative          9,513       8,810       15,632     44,705      252,067
 Incorporation costs       -           -            -          -          2,005
 Management fees        45,000      45,000       90,000     90,000      736,883
 Marketing and
 promotion              13,000      27,149       13,000     29,513      177,601
 Professional fees      22,884       4,168       35,994     31,548      399,849
 Research & Development    -        25,000          -      105,000      202,143
 Rent                      -         1,875          -        5,732       49,009
 Settlement of
 accounts payable          -           -            -          -         (3,250)
 Stock-based compensation  -           -            -          -      8,010,050
 Travel                    -         2,373          976      6,634       71,222
 Website development
 costs                   8,000         -          8,000        -         16,700
			-------------------------------------------------------
Total Expenses          99,074     148,084      164,356    438,319   10,622,382
Loss from continuing
operations             (99,074)   (148,084)    (164,356)  (385,883) (10,501,072)
Loss from discontinued
operations                 -           -            -          -       (114,991)
Net loss for the
period                 (99,074)   (148,084)    (164,356)  (385,883) (10,616,063)
Basic and diluted
loss per share           (0.00)      (0.00)       (0.00)     (0.00)

Weighted average
number of shares
outstanding         96,231,862  79,023,166   93,225,970  77,708,666

The accompanying notes are an integral part of the financial statements




WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2009 and 2008 and for the period August 17, 2000 (Inception) to September 30, 2009
(Stated in US Dollars)
(Unaudited)

							   August 17,
 				For the 6 months ended  2000 (Inception)
               				Sept. 30,         to Sept. 30,
				    2009        2008	     2009

Operating Activities
 Loss from continuing
 operations        		 (164,356)    (385,883)     (10,616,063)
Adjustments to reconcile
loss to cash used
in operating activities :
 Amortization        		      154          154           70,897
 Donated services     		      -            -             11,250
 Website development
 costs written off                    -            -              8,700
 Shares issued for services           -            -            122,070
 Advances written off                 -            -            199,542
 Change in non-cash
 working capital items :
 Accounts receivable                  -            -                -
 Prepaid expenses and retainers         8      (12,853)          (9,758)
 Deferred revenue                 (20,643)      86,274          168,424
 Advance on marketing agreements      -            -           (250,000)
 Stock-based compensation             -            -          8,010,050
 Advance on inventory                 -          6,791         (149,541)
 Inventory                            -         10,253         (246,361)
 Accounts payable and
 accrued liabilities               73,531     (135,600)         427,385
				---------------------------------------
Net cash used in
operating activities             (111,306)    (430,864)      (2,253,405)
				---------------------------------------
Investing Activities
 License payment advanced             -            -            (50,000)
 Capital assets                       -            -               (922)
 Advanced to subsidiaries             -            -           (115,091)
 Acquisition of intangibles-net       -        (10,689)      (1,467,624)
 Website development costs            -            -             (8,700)
 Proceeds from disposition
 of subsibiaries                      -            -                100
				---------------------------------------
Net cash used in
investing activities                  -        (10,689)      (1,642,237)
				---------------------------------------
Financing Activities
 Bank indebtedness                    -         (5,885)             -
 Shareholder loan & interest     (106,589)     104,096              -
 Due to related parties            47,592       53,717           48,872
 Shares issued for cash               -        180,000        1,792,102
 Shares issued for Intangibles        -            -            960,000
 Shares issued for Debt           172,000      110,000          731,313
 5% Convertible debentures        125,000          -            125,000
 Deferred stock-based comp.      (126,667)         -           (126,667)
 Shares issued for
 Promissory Notes                     -            -            365,087
				---------------------------------------
Net cash provided by
financing activities              111,336      441,928        3,895,707
				---------------------------------------

Increase/(Decrease) in Cash            30          375               65
Cash, beginning                        35          -                -
Cash, ending                           65          375               65




The accompanying notes are an integral part of the financial statements



WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Stated in US Dollars)


Note 1.  General Organization And Business

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company's common shares are publicly traded on the OTC
Bulletin Board. On September 26, 2006, the Company approved a name change from Cimbix Corporationto Wataire International, Inc.

The Company markets and distributes atmospheric water generator machines.
It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $10,616,063 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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


In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement
No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entitys financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe SFAS No. 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the iabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited.
The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009. The Company does not believe SFAS No. 141(R) will have a material impact on its financial statements.

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

Note 3.  Related Party Transactions

During the period ended September 30, 2009, directors of the company charged the following expenses to the Company:

Management fees		  $90,000
Loan interest 		   $2,288

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


For The Six Months Ended September 30, 2009

Shares For Debt and Service Settlements

On April 22, 2009, the Company approved the issuance of 4,000,000 common shares at $0.005 per share to settle amounts due to a debtor of the Company totaling $20,000.

On July 31, 2009, the Company approved the issuance of 7,600,000 common shares at $0.02 per share for services provided by several professionals for a 12 months period totaling $152,000.

On September 14, 2009, the Company entered into a definitive agreement with the Chief Executive Officer and director of the Company for the issuance of share purchase warrants for executive compensation, with a term of five years, exercisable at $0.01 per share, for 7,500,000 shares of common stock with a cashless exercise provision.

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

There was no compensation charge associated with stock options included in the statement of operations for the six months ended September 30, 2009 and 2008.

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



Aquaduct International. LLC v. Wataire International, Inc. et. Al.
This litigation was commenced on December 11, 2008 by the Company's former distributor over the alleged purchase of certain atmospheric water machines. On July 20, 2009, the Company answered the lawsuit and filed a cross-complaint against the plaintiff. Both parties are interested in resolving this dispute informally rather than proceeding further into litigation.
To that end, mediation has been scheduled for August 20, 2009 in Los
Angeles County with a private mediator. We cannot provide a reasonable evaluation of the likelihood of an unfavorable outcome at this time since no discovery has commenced on the Company's cross-complaint and only very basic discovery has been performed in connection with the complaint. No loss provision has been recorded as of March 31, 2009.

Note 8.  Inventory

At September 30, 2009 and March 31, 2009, inventories are comprised of finished water-from-air machines totaling $250,456, and $250,456, respectively.

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


Patents, Trademark applications  		$  31,434

4,800,000 shares issued to Wataire Ecosafe
and Canadian Dew Technologies 			$ 960,000
Cash consideration			          476,190
Remaining license rights including
11,000,000 shares issued to Wataire Ecosafe     1,109,872
						---------
		                              $ 2,546,062


Note 10.  Deferred Revenue

As of September 30, 2009 and March 31, 2009, deferred revenue totaled $168,424 and $189,067, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 11.   5% Convertible Debentures

On September 14, 2009, the Company entered into a definitive agreement with the Chief Executive Officer and director of the Company to convert the loan of $100,000 plus interest and debt balance totaling $125,000 into a Two Year 5% Convertible Debentures. The Debentures accrue interest at a rate of 5% per annum. The Debentures are automatically convertible into shares of the Companys Common Stock at a per share conversion price of $0.01, upon increase in the Companys authorized common stock.

Note 12.  Income Taxes

The Company has losses for tax purposes totaling $10,616,063 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in managements judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.






PART I

   This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward -looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-Q. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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

Results of Operations for the six months periods ended September
30, 2009 and 2008.

The operating results and cash flows are presented for the six months periods ended September 30, 2009 and 2008 and for the period of inception to September 30, 2009.

Revenues. For the six months period ended September 30, 2009, we had total nil revenue compared to $154,540 for the six months period ended September 30, 2008, a decrease of $154,540 from our sales of products.

Operating Expenses.  For the six months period ended
September 30, 2009, we had total operating expenses of $164,356 as compared to $438,319 for six months period ended September 30, 2008. The decrease of $273,963.

Management Fees.  For the six months periods ended
September 30, 2009 and 2008, we had same amount of management fees of $90,000.

Professional Fees.  For the six months period ended
September 30, 2009, we had professional fees of $35,994 as compared to $31,548 for the six months period ended
September 30, 2008, an increase of $4,446.

Net Loss.  The net loss for the six months period ended
September 30, 2009 was $164,356 as compared to $385,883 for the six months period ended September 30, 2008, a decrease of $221,527.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the fiscal year ending March 31, 2009 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
			23



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

On July 31, 2009, the Company approved the issuance of 7,600,000 common shares at $0.02 per share for services provided by several professionals for a 12 months period totaling $152,000.


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

Dated:  November 18, 2009


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


    Dated : November 18, 2009

       Signature : /s/   Robert Rosner
                         -------------
                         Robert Rosner
                Director and Chief Executive Officer










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


    Dated : November 18, 2009

      Signature : /s/   Thomas M. Braid
                       -----------------
                        Thomas M. Braid
              Director and Chief Financial Officer







EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wataire International, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Robert Rosner, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 /s/ Robert Rosner
                     ----------------
                       Robert Rosner
                     Chief Executive Officer

November 18, 2009











EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wataire International, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Thomas M. Braid, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


		/s/ Thomas M. Braid
                  --------------
                  Thomas M. Braid
              Chief Financial Officer

November 18, 2009


