Form 10-Q/A
period 2009-09-30
WATAIRE INTERNATIONAL, INC.
filed 2009-11-19
CIK 1127007

WATAIRE INTERNATIONAL, INC.



FORM 10-Q/A
(Quarterly Report)


Filed  11/19/09 for the Period Ending 09/30/09





     Address		3rd Floor, 21900 Burbank Blvd.
			Woodland Hills, CA 91367
     Telephone		877-602-8985
     CIK		0001127007
     Symbol		WTAR
     SIC Code		4941 - Water Supply
     Industry		Conglomerates
     Sector		Conglomerates
     Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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




WATAIRE INTERNATIONAL, INC.
FORM 10-Q/A
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


