Form 10-Q
period 2009-12-31
WATAIRE INTERNATIONAL, INC.
filed 2010-02-23
CIK 1127007

WATAIRE INTERNATIONAL, INC.



FORM 10-Q
(Quarterly Report)


Filed  02/22/09 for the Period Ending 12/31/09





     Address		3rd Floor, 21900 Burbank Blvd.
			Woodland Hills, CA 91367
     Telephone		877-602-8985
     CIK		0001127007
     Symbol		WTAR
     SIC Code		4941 - Water Supply
     Industry		Conglomerates
     Sector		Conglomerates
     Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number : 000 - 49955

WATAIRE INTERNATIONAL, INC.
( Exact name of registrant as specified in its charter )

              Washington                        91-2060082
--------------------------------          -----------------------
( State or other jurisdiction of          ( I.R.S. Empl. Ident. No. )
  incorporation or organization )

3rd Floor, 21900 Burbank Blvd, Woodland Hills, California  91367
 -------------------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

  877-602-8985
-----------------------------
( Issuer's telephone number )


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

 Large accelerated filer (    )             Accelerated filer  (   )

 Non-accelerated filer (    )           Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   (    )  Yes    ( X )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.0001 par value, was 98,710,123 as of February 1, 2010.



WATAIRE INTERNATIONAL, INC.
FORM 10-Q
For the Period Ended December 31, 2009
TABLE OF CONTENTS

            FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ..............				1 - 12

Item 2.	Management's Discussion and Analysis of Financial
        Condition And Results of Operations.....		 	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About  Market Risk.... 20

Item 4T.Controls and Procedures....................		 	20 - 21

PART II

Item 1.	Legal Proceedings.....................				23 - 24

Item 1A.Risk Factors...................			 		24 - 31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds..	31

Item 3.	Defaults Upon Senior Securities...........		 	31

Item 4.	Submission of Matters to a Vote of Security Holders....	 	31

Item 5.	Other Information.............			 		32

Item 6.	Exhibits and Certifications........				32











Part 1. Item 1.  Financial Statements

 WATAIRE INTERNATIONAL, INC..

								     Page No.

Balance Sheets as at December 31, 2009  and
March 31, 2009								1

Statements of Operations for the Three Months
Ended December 31, 2009 and 2008 and for the
Nine Months Ended December 31, 2009 and 2008
and from the Period of Inception April 10, 1991
to December 31, 2009							2

Statements of Cash Flows for the Nine Months
Ended December 31, 2009 and 2008 and for the
Period from Inception April 10, 1991 to December 31, 2009		3

Notes to Financial Statements						4 - 11





WATAIRE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

(Stated in US Dollars)


























WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
BALANCE SHEETS
as at December 31, 2009 and March 31, 2009
(Stated in US Dollars)

						Unaudited         Audited
						 Dec. 31,	 March 31,
						  2009		   2009

Assets
  Current Assets
   Cash               				  4,263               35
   Prepaid expenses & retainer                    1,405            9,766
   Advance on marketing agreements              250,000          250,000
   Inventory                                    250,456          250,456
					      __________________________
  Total Current Assets                          506,124          510,257
   Capital assets, net                               77              308
   Patents, Trademarks                           31,434           31,434
   Acquisitions of intangibles                2,546,062        2,546,062
					      __________________________
  Total Assets				      3,083,697        3,088,061
					      __________________________

Liabilities
  Current Liabilities
   Accounts payable                             477,777          353,854
   Shareholder loan and interest                     -           106,589
   Due to related parties                        47,293            1,280
   Deferred revenue                             160,924          189,067
					      __________________________
  Total Current Liabilities                     685,994          650,790

Long Term Liabilities
  Derivative liability		                197,158               -
  Convertible Debenture, net	                 30,372               -
					      __________________________
  Total Liabilities                             914,124          650,790
					      __________________________

Stockholders' Equity
  Preferred shares, $0.0001 par value,
  redeemable at $0.005
  Authorized 20,000,000 shares
  issued and outstanding, 27,501
  (March 31, 2009: 27,501)			      3		       3
  Common shares, $0.0001 par value:
  Authorized 100,000,000 shares
  Issued and outstanding: 98,710,123
  (March 31, 2009: 87,110,123)                    9,871            8,711
  Additional paid-in capital                 13,145,346       12,880,264
  Deferred Stock-Based Comp.                    (88,667)              -
  Deficit accumulated during the
  development stage 			    (10,896,980)     (10,451,707)
					     ___________________________
   Total Equity                               2,169,573        2,437,271
					     ___________________________
   Total Liabilities and
   Stockholders' Equity                       3,083,697        3,088,061
					     ___________________________






The accompanying notes are an integral part of the financial statements




			1






WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
for the three months ended December 31, 2009 and 2008 and for the nine months ended December 31, 2009 and 2008 and for the period August 17, 2000 (Inception) to December 31, 2009
(Stated in US Dollars)
(Unaudited)

								     August 17
			 For the 3 months	For the 9 months	2000
    			     ended   		    ended  	    (Inception)
          		    December 31,           December 31,      to Dec. 31,
			  2009      2008       2009         2008        2009

Sales                       -      20,000         -       174,540       488,102
Cost of sales               -     (47,619)        -      (149,724)     (376,292)
			_______________________________________________________
Gross margin                -     (27,619)        -        24,816       111,810
Other income                -          -          -            -          9,500
			_______________________________________________________
     		            -     (27,619)        -        24,816       121,310
Expenses
  Advances written off      -          -          -            -        234,542
  Amortization              77         77        231          231        70,974
  Amortization of
  notes discount	28,505	       -      28,505           -         28,505
  Bad debt written off      -          -          -            -          2,800
  Consulting fees           -          -         600      119,005       430,970
  Donated services          -          -          -            -         11,250
  Foreign exchange
  (gain)/loss               -      13,055         -        19,083       (42,356)
  General and
  administrative        12,094      6,335     27,986       51,039       264,421
  Incorporation costs       -          -          -            -          2,005
  Management fees       45,000     45,000    135,000      135,000       781,883
  Marketing and
  promotion             19,500        726     32,500       30,239       197,101
  Professional fees     36,742     22,290     94,199       53,838       458,054
  Research & Development    -          -          -       105,000       202,143
  Rent                   9,375      3,734      9,375        9,466        58,384
  Settlement of
  accounts payable          -          -          -            -         (3,250)
  Stock-based
  compensation          94,242         -      94,242           -      8,104,292
  Travel                 4,444        956      6,012        7,590        76,258
  Website development
  cost                  12,263         -      20,263           -         28,963
			_______________________________________________________
Total Expenses         262,242     92,173    448,913      530,491    10,906,939
Loss from continuing
operations            (262,242)  (119,792)  (448,913)    (505,675)  (10,785,629)
Gain/(Loss) from
discontinued
operations               3,640         -       3,640           -       (114,991)
Net loss for the
period                (258,602)  (119,792)   (445,273)    (505,675) (10,896,980)


Basic and diluted
loss per share           (0.01)     (0.00)      (0.00)       (0.01)

Weighted average
number of shares
outstanding         98,710,123  79,066,645  95,060,668   78,177,517





The accompanying notes are an integral part of the financial statements







			2





WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
for the nine months ended December 31, 2009 and 2008 and for the period August 17, 2000 (Inception) to December 31, 2009
(Stated in US Dollars)
(Unaudited)

								August 17,
   				  For the 9 months ended    2000 (Inception)
             			       Dec. 31,		       to Dec. 31,
 				    2009	   2008		  2009

Operating Activities
 Loss from continuing operations  (445,273)      (505,675)     (10,896,980)
Adjustments to reconcile
loss to cash used
in operating activities :
  Amortization                         231            231           70,974
  Amortization of notes discounts   28,505             -            28,505
  Donated services                      -              -            11,250
  Website development
  costs written off                     -              -             8,700
  Shares issued for services            -              -           122,070
  Stock-based compensation         157,575             -         8,167,625
  Advances written off                  -              -           199,542
Change in non-cash working
capital items :
  Accounts receivable                   -              -                -
  Prepaid expenses and retainers     8,361         (9,368)          (1,405)
  Deferred revenue                 (28,143)        66,274          160,924
  Advance on marketing agreements       -              -          (250,000)
  Inventory                             -          57,872         (250,456)
  Accounts payable and accrued
  liabilities                      143,923         36,178        1,276,731
				 _________________________________________
Net cash used in operating
activities                        (134,821)      (354,488)      (1,352,520)
				 _________________________________________

Investing Activities
  License payment advanced              -              -           (50,000)
  Capital assets                        -              -              (922)
  Advanced to subsidiaries              -              -          (115,091)
  Acquisition of intangibles-net        -         (10,689)        (507,624)
  Website development costs             -              -            (8,700)
  Proceeds from disposition
  of subsibiaries                       -              -               100
				 _________________________________________
Net cash used in investing
activities                              -         (10,689)        (682,237)
				 _________________________________________

Financing Activities
  Bank indebtedness                     -          (5,885)              -
  Shareholder loan & interest       18,411        105,356          125,000
  Due to related parties            46,013         63,398           47,293
  Shares issued for cash                -         180,000        1,792,102
  Proceeds from
  Convertible debentures            74,625             -            74,625
  				 _________________________________________
Net cash provided by
financing activities               139,049        342,869        2,039,020
				 _________________________________________

Increase/(Decrease) in Cash          4,228            484            4,263

Cash, beginning                         35             -                -

Cash, ending                         4,263            484            4,263




			3



Supplemental Disclosure of
Cash Flow Information

  Cash paid during the
   period for interest			-	        -	        -
  Cash paid during the
   period for income taxes		-               -               -


Supplemental Disclosure of
Non-Cash Items:

  Shares issued for debt	   172,000         110,000         731,313
  Deferred stock-based
   compensation                    (88,667)             -          (88,667)
  Shares issued for
   Promissory Notes                     -               -          365,087
  Shares issued for intangibles         -               -          960,000
  Exchange of shareholder loan
   for Convertible Debt            125,000              -          125,000



The accompanying notes are an integral part of the financial statements




			4





WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009
(Stated in US Dollars)

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $10,896,980 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by

5
related party advances, however there is no assurance that this additional funding is adequate and further funding may be necessary.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

(a)	Development Stage Company

The Company is a development stage company and has adopted
FASB ASC Topic 915, "Accounting and Reporting by
Development Stage Enterprises" (previously "SFAS 7"). The
Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(b)	Consolidation

These financial statements will exclude the consolidation of its wholly owned subsidiaries, Petsmo Inc. and Aqua
Technologies, Inc. as these subsidiaries have been dissolved and the investments to be written off and contra with the amounts owing to the subsidiaries.

(c)	Financial Instruments

The carrying values of cash, accounts receivable, accounts
payable, promissory notes payable and due to related
parties approximate fair value because of the short-term
nature of these instruments. Management is of the opinion
that the Company is not exposed to significant interest,
6
currency or credit risks arising from these financial instruments.

(d)	Inventory

Inventory, which consists of finished goods, is valued at the lower of cost net realizable value using the first in first out (FIFO) method.

(e)	Website Development Costs

In July 2009, the Company adopted FASB ASC Topic 350,
"Accounting for the Costs of Computer Software Development or Obtained for Internal Use" (previously SOP 98-1). The
Company previously capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred.

(f)	Impairment of long-lived assets

In July 2009, the Company adopted FASB ASC Topic 360,
"Accounting for the Impairment or Disposal of Long-Lived
Assets" (previously "SFAS 144"). This topic addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with this topic. This topic requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

(g)	Revenue Recognition

The Company receives revenues from the sale of water
generator machines. The Company recognizes revenues when
7
persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured. A one-year warranty is provided by the Company on all its products.

(h)	Income Taxes

In July 2009, the Company adopted FASB ASC 749 "Accounting for Income Taxes" (previously SFAS 109), which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS
109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(i)	Basic and Diluted Loss Per Share

Basic earnings per share is calculated using the weighted-average number of common shares outstanding during the period without consideration of the dilutive effect of stock warrants and convertible notes. Diluted earnings per share is calculated using the weighted-average number of common shares outstanding during the period after consideration of the dilutive effect of stock warrants, stock options and convertible notes.

(j)	Stock-based Compensation

In July 2009, the Company adopted FASB ASC Topic 718,
"Share-Based Payment" (previously "SFAS 123(R)"). This topic requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under this topic, we are required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations over the service period that the awards are expected to vest.
The Company accounts for stock-based compensation issued to

8
non-employees and consultants in accordance with the provisions of FASB ASC Topic 718, "Share-Based Payment"
(previously "SFAS 123(R)"). Under this topic Common stock issued to non-employees in exchange for services is accounted for based on the fair value of the services received.

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

(m)	Change in Reporting Year

The Company adopted March 31 as its fiscal year end from September 30 in 2008.

(n)	Recently Issued Accounting Pronouncements
The adoption of these accounting standards had the following impact on the Company's statements of income and financial condition:

-	FASB ASC Topic 855, "Subsequent Events". In May
2009, the FASB issued FASB ASC Topic 855, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC
Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation.
The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.

-	FASB ASC Topic 105, "The FASB Accounting Standard
Codification and the Hierarchy of Generally Accepted
Accounting Principles". In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-
SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This
FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.
This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company's disclosure of the financial statements

-	FASB ASC Topic 320, "Recognition and Presentation of
Other-Than-Temporary Impairments". In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB
ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March
15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC
Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company's financial statements and disclosures.
The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

-	FASB ASC Topic 860, "Accounting for Transfer of
Financial Asset"., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860,
"Accounting for Transfer and Servicing of Financial
Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained
(including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

-	FASB ASC Topic 810, "Variables Interest Entities".
In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity.
This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This FASB
Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

-	FASB ASC Topic 820, "Fair Value measurement and
Disclosures", an Accounting Standard Update. In
September 2009, the FASB issued this Update to amendments to Subtopic 82010, "Fair Value
Measurements and Disclosures". Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity's measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor's ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity's measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

-	FASB ASC Topic 740, "Income Taxes", an Accounting
Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-
10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 3. Related Party Transactions

During the period ended December 31, 2009, directors of the company charged the following expenses to the Company:

Management fees				$135,000
Loan interest				   4,755

Note 4. Common Stock

For the Year Ended March 31, 2009

Shares Subscriptions

On April 8, 2008, the Company entered into an agreement to issued 1,600,000 units at $0.05 per unit with Darfield
Financial Corp. for an aggregate amount of $80,000. Each unit consists of one common share and one half warrant exercisable at $0.05 per share on or before April 7, 2011.

On May 30, 2008, the Company entered into a private placement agreement to issue 1,111,112 common stock at $0.09 per share for proceeds of $100,000 to two accredited investors and to issued 555,556 common stock to each investor.

Shares For Debt Settlements

On June 17, 2008, the Company approved the issuance of 1,000,000 units at $0.06 per share to settle amounts due to a director of the Company totaling $60,000. Each unit contains one common share and one share warrant exercisable at $0.06 per share on or before June 16, 2011.

On July 8, 2008, the Company approved the issuance of 1,000,000 units at $0.05 per share to settle amounts due to a director of the Company totaling $50,000. Each unit contains one common share and one share warrant exercisable at $0.05 per share on or before July 7, 2011.

On January 9, 2009, the Company approved the issuance of 8,000,000 common shares at $0.005 per share to settle amounts due to a director of the Company totaling $40,000.

On February 26, 2009, the Company has signed agreement with existing warrant options holders to cancel all existing warrant options available to the Company.

For The Nine Months Ended December 31, 2009

Shares For Debt and Service Settlements

On April 22, 2009, the Company approved the issuance of 4,000,000 common shares at $0.005 per share to settle amounts due to a debtor of the Company totaling $20,000.

On July 31, 2009, the Company approved the issuance of 7,600,000 common shares at $0.02 per share for services provided by several professionals for a 12 months period totaling $152,000.

On September 14, 2009, the Company entered into a definitive agreement with the Chief Executive Officer and director of the Company for the issuance of share purchase warrants for executive compensation, with a term of five years expiring September 14, 2014, exercisable at $0.01 per share, for 7,500,000 shares of common stock with a cashless exercise provision. The Company recognized $94,242 in stock based compensation expense for the issuance of these warrants.

Note 5. Warrants

During February 2009, the Company received signed consent agreements with all existing warrant holders that cancel the entire balance of 7,058,823 outstanding warrants as of February 2009.

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

There was no compensation charge associated with stock options included in the statement of operations for the nine months ended December 31, 2009 and 2008.

Note 7. Convertible Note

On September 14, 2009, the Company received $197,158 in convertible subordinated notes from investors and a related party. These notes carries an 5% annual interest rate with both principle and accrued interest payable on October 1, 2011. At the holders discretion these notes and any accrued interest may be converted into common shares at $0.01 per share.

Under FASB ASC Topic 815, "Derivatives and Hedging", this convertible note does not meet the definition of a "conventional convertible debt instrument" since the debt has a beneficial conversion feature. Therefore, the convertible debenture is considered "non-conventional", which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.
The Company recognized a derivative liability of $197,158 during the period, with an offset to debt discount in the same amount.

Note 8. Contingencies

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

Aquaduct International. LLC v. Wataire International, Inc.
et. AI. This litigation was commenced on December 11, 2008 by the Company's former distributor over the alleged purchase of certain atmospheric water machines. On July 20, 2009, the Company answered the lawsuit and filed a cross-complaint against the plaintiff for Breach of Contract and Intentional Interference. On February 2, 2010 a confidential settlement agreement and release was effectuated between the parties. The Complaint and cross complaint have been dismissed by the parties with prejudice.

Note 9.  Inventory
At December 31, 2009 and March 31, 2009, inventories are comprised of finished water-from-air machines totaling
$250,456, and $250,456, respectively.

Note 10. Intangibles

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

The intangibles consist of patents and trademark applications of $31,434 and the cost of the acquisition of IP Technology of $2,546,062 as describe below.


Patents, Trademark applications 			$   31,434

4,800,000 shares issued to Wataire Ecosafe
and Canadian Dew Technologies				$   960,000
Cash consideration					    476,190
Remaining license rights including
11,000,000 shares issued to Wataire Ecosafe	          1,109,872
							 __________
							  2,546,062

Note 11. Deferred Revenue

As of December 31, 2009 and March 31, 2009, deferred revenue totaled $160,924 and $189,067, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 12. Income Taxes

The Company has losses for tax purposes totaling
$10,896,980 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance are reflected in current operations.

Note 13 - Subsequent Events Review

The Company has evaluated all subsequent events through February 18, 2010, the date this Quarterly Report on Form
10-Q was filed with the SEC. There were no recognized or unrecognized events that require disclosure as significant subsequent events.

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

Results of Operations for the nine months periods ended
December 31, 2009 and 2008.

The operating results and cash flows are presented for the nine months periods ended December 31, 2009 and 2008 and for the period of inception to December 31, 2009.

Revenues. For the nine months period ended December 31, 2009, we had total nil revenue compared to $174,540 for the nine months period ended December 31, 2008, a decrease of $174,540 from our sales of products.

Operating Expenses.  For the nine months period ended
December 31, 2009, we had total operating expenses of $448,913 as compared to $505,675 for nine months period ended December 31, 2008. The decrease of $81,578.

Management Fees.  For the nine months periods ended
December 31, 2009 and 2008, we had same amount of management fees of $135,000.

Professional Fees.  For the nine months period ended
December 31, 2009, we had professional fees of $94,199 as compared to $53,838 for the nine months period ended
December 31, 2008, an increase of $40,361.

Net Loss.  The net loss for the nine months period ended
December 31, 2009 was $445,273 as compared to $505,675 for the nine months period ended December 31, 2008, a decrease of $60,402.

Plan of Operation

We currently have minimal cash reserves.   Accordingly, our
ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations. The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees. The Company engaged a marketing firm to handle the Company's branding, marketing, advertising, media and public relations for the planned upcoming 2008 North American launch of its consumer product line of atmospheric water generators. The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the Company. The
Company is currently re-negotiating the terms of its agreements with the marketing firm.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of December 31, 2009 was $4,263. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $10,896,980. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the third quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 2, 2010 a confidential settlement agreement and release was effectuated between the parties. The Complaint and cross complaint have been dismissed by the parties with prejudice.

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

North American Free Trade Agreement, the Caribbean Basin
Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade
Organization. Trade agreements can also impose requirements that adversely affects our business, such as setting quotas on products that may be imported from a particular country into our key market, the United States. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

Dated:  February 22, 2010

      WATAIRE INTERNATIONAL, INC.

By: /S/ Robert Rosner
       Robert Rosner
    Chief Executive Officer
      & Director


By: /S/ Thomas M. Braid
            Thomas M. Braid
     Chief Financial Officer
		&  Director