Form 10-K
period 2010-03-31
WATAIRE INTERNATIONAL, INC.
filed 2010-07-14
CIK 1127007

WATAIRE INTERNATIONAL, INC.



FORM 10-K
(Annual Report)


Filed  07/14/10 for the Period Ending 03/31/10






     Address		3rd Floor, 21900 Burbank Blvd.
			Woodland Hills, CA 91367
     Telephone		877-602-8985
     CIK		0001127007
     Symbol		WTAR
     SIC Code		4941 - Water Supply
     Industry		Conglomerates
     Sector		Conglomerates
     Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2010

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 For the transition period from ________to ______

Commission File Number : 000 - 49955

WATAIRE INTERNATIONAL, INC.
  ( Exact name of registrant as specified in its charter )

           Washington                               91-2060082
-------------------------------          ----------------------------
( State or other jurisdiction of          ( I.R.S. Empl. Ident. No. )
 incorporation or organization )

3rd Floor, 21900 Burbank Blvd, Woodland Hills, California  91367
 ------------------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

  877-602-8985
-------------------------------
( Issuer's telephone number )

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

  Large accelerated filer (    )          Accelerated filer  (   )

  Non-accelerated filer (    )      Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  (    )  Yes    ( X )  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $8,261,662.

At July   2010 the Registrant had outstanding 98,710,123 shares of
Common Stock, $0.0001 par value per share.





WATAIRE INTERNATIONAL, INC.
FORM 10-K
For the Fiscal Year Ended March 31, 2010
TABLE OF CONTENTS

PART I									Page
Item 1	Business							6-12
Item 1A	Risk Factors							12-18
Item 1B	Unresolved Staff Comments					18
Item 2	Properties							19
Item 3	Legal Proceedings						19
Item 4	Submission of Matters to a Vote of				19
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities						19-22
Item 6	Selected Financial Data						22-23
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				23-26
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk							26-27
Item 8	Financial Statements and Supplementary Data			27
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				27
Item 9A	Controls and Procedures						27-28
Item 9B	Other Information						28

PART III
Item 10	Directors, Executive Officers and Corporate Governance		29-31
Item 11	Executive Compensation						31-32
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters			32-33
Item 13	Certain Relationships and Related Transactions and
	Director Independence						34-35
Item 14	Principal Accounting Fees and Services				35-36

PART IV
Item 15	Exhibits, Financial Statement Schedules				36-55
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

Consideration for the purchase of the IP was $469,485 (CAD $500,000), which was paid at March 31, 2007 by the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP. This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights. The IP acquisition was completed in July 2007.



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

LIQUIDITY AND FINANCIAL RESOURCES

Through March 31, 2010, the Company had not carried on any significant operations and had not generated significant revenues. The Company has incurred losses since inception aggregating $11,000,701. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our atmospheric water generator produces purified water from the atmosphere by using a condensing surface and a special filtration system that removes dust, airborne particles and bacteria to generate clean drinking water and simultaneously cleaning the air. This method of extracting water vapor has been in use for many years. Some similar applications include air conditioners and dehumidifiers. The actual water production and cost per gallon varies with the humidity and temperature of the atmosphere at the specific site in which the unit is employed.




The Wataire water generation equipment is a water-from-air technology system developed by a team of specialized technicians incorporating patent pending technologies that control bacterial contamination. The Company currently sells two types of atmospheric units: (i) small-scale home/office units, which include a full-sized upright model and a countertop model and which can produce between four to six gallons of water per day depending on humidity and temperature levels of the location of the unit, and (ii) commercial/industrial units capable of producing more than 5,000 liters (1320 gallons) of safe drinking water each day depending upon ambient conditions.

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

The water generation equipment is a water-from-air technology system developed by a team of specialized technicians incorporating patent pending technologies that control bacterial contamination. The water generating units are equipped with an electronic control system that turns the machine on and off when full and can circulate the water to maintain clean drinking water 24 hours a day, 365 days a year. The equipment has a dynamic display to allow for monitoring the machine's operation, showing when a new filter is required.

The system provides an independent, sustainable, safe water source for a wide variety of possible circumstances such as mining and petroleum exploration camps, bottled water and beverage manufacturers, food manufacturers, military camps, non-government organizations, humanitarian assistance organizations, emergency and disaster relief situations. According to field trials recently held in Belize and Thailand, the system performed well in a tropical environment producing the design projected volume of water and achieving the desired water quality standards. While we believe the unit is also economically viable in temperate climates, the Wataire units work best in the tropics due to the high humidity levels, which make possible the highest rate of water production at the lowest cost per gallon.




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

The development of our marketing plan is still in its early stages; however, we anticipate having an outline of our marketing strategy in the fall of 2010. Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations.
 The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

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





PATENTS AND TRADEMAKS

The patent pending and/or trademarks and copyrights from Ecosafe, Terry Nylander, Roland Wahlgren and CanDew have now been transferred to our name. The Company has also filed other patents, trademarks and copyrights in other countries.

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



We are dependent on our suppliers

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

There is substantial doubt as to our ability to continue as a going concern.

Our financial results for the fiscal year ending March 31, 2010 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We may be subject to product liability or breach of contract claim if our products do not work as represented.

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

We provide a limited warranty for our products for a period of one year. Significant warranty claims could have a material adverse effect on our results of operations.
We are subject to governmental regulation

Regulation by government authorities in the United States, Canada and foreign countries may be a factor in the development, manufacture and marketing of our products and in our research and product development activities. The process of obtaining these approvals and the subsequent compliance may require time and financial resources.


We have limited experience in marketing our products

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

Item 3.  Legal Proceedings.

Aquaduct International, LLC v. Wataire International, Inc. etal. This litigation was commenced on December 11, 2008 by the Company's former distributor over the alleged purchase of certain atmospheric water machines. On July 20, 2009, the Company answered the lawsuit and filed a cross-complaint against the plaintiff for Breach of Contract and Intentional Interference. On February 2, 2010 a confidential settlement agreement and release was effectuated between the parties. The Complaint and cross complaint have been dismissed by the parties with prejudice.

Item 4.  (Reserved.)

PART II

Item 5.  Market for Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities.

      The Company's common stock is traded in the Over-the-
Counter Bulletin Board Market and on the "Pink Sheets" market under the ticker symbol "WTAR".

     The following table sets forth for each period indicated the high and the low bid prices per share for the Company's
Common Stock.

                     Bid Prices

Quarter Ended       		High       Low

March 31, 2010			0.0265	0.01

December 31, 2009 		0.135	0.015

September 30, 2009 		0.197	0.015

June 30, 2009 			0.04 	0.005

March 31, 2009			0.025	0.007

December 31, 2008 		0.045	0.005

September 30, 2008 		0.095	0.030

June 30, 2008 			0.220	0.050



There were approximately 109 holders of record of the common stock as of July 6 2010. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On April 8, 2008, the Company entered into an agreement to issue 1,600,000 units at $0.05 per unit with Darfield
Financial Corp. for an aggregate amount of $80,000. Each unit consists of one common share and one half warrant exercisable at $0.05 per share on or before April 7, 2011.

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

On September 14, 2009, the Company received $304,534 in convertible subordinated notes from investors and a related party. These notes carries an 5% annual interest rate with both principle and accrued interest payable on October 1, 2011. At the holders discretion these notes and any accrued interest may be converted into common shares at $0.01 per share.

The above issuances to lenders, consultants and investors are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended ("Securities Act"), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of Regulation D, Regulation S or Rule 701 promulgated by the SEC under the Securities Act.


Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited financial statements and should be read in conjunction with such financial statements included herein.

For the year ended March 31,

					2010 		2009

Statement of operations data:
Operating revenues  			15,000		174,540
Gross profit 				(3,000)		24,816
Gain (loss)- continuing operations 	(552,634)	(714,182)
Gain (loss)- continuing operations 	(0.01)		(0.01)



Balance sheet data:
Total assets 				3,096,516	3,088,061
Long-term debt 				321,449		-

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

Results of Operations for the Years ended March 31, 2010

Our audited operating results and cash flows are presented for the year ended March 31, 2010 and March 31, 2009 and for the period of inception to March 31, 2010.




Revenues. For the year ended March 31, 2010, we had total revenue of $15,000 compared to $174,540 for the year ended March 31, 2009.

Operating Expenses. For the year ended March 31, 2010, we had total operating expenses of $599,634 as compared to $738,998 for the year ended March 31, 2009. The decrease was mainly due to the absence of "Advances
Written Off" and "Research & Development" expenses in the former year, which was offset by the incurrence of "Amortization of notes discount", "Stock-based compensation" and "Website development costs" of $28,505, $94,242 and $37,449 respectively in the former year but not in the latter.

Professional Fees. For the year ended March 31, 2010, we had professional fees of $144,363 as compared to $54,126, an increase of $90,237.

Net Loss. The net loss for the year ended March 31, 2010 was $598,994 as compared to $714,182 for the year ended March 31, 2009, a decrease of $115,188. The decrease was generally due to the overall decrease in total expenditures amounting to $139,364.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2010, we have had little success in raising additional capital to meet our plan of operations. Our cash position as of March 31, 2010 was $57. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $11,000,701. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.



Critical Accounting Issues

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


NEW FINANCIAL ACCOUNTING STANDARDS

For a summary of new financial accounting standards applicable to the Company, please refer to the accompanying notes to the financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of March 31, 2010, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.




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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of March 31, 2010, our internal control over financial reporting is effective.
There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.





PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

Directors and Executive Officers

The following sets forth certain information with respect to the directors and executive officers of Wataire:




Name 				Age 		Office Held

Robert Rosner (1) 		45 		CEO, Secretary,
						Director, Chairman
						of the Board
Thomas M. Braid (2) 		48 		Treasurer, CFO,
						Director


Notes:
(1)
      Mr. Robert Rosner was appointed a Director in August
2003, Chief Executive Officer and Chairman of the Board on
August 19, 2005 and Corporate Secretary on March 13, 2007.

     Mr. Thomas M. Braid was appointed as Treasurer, Chief
Financial Officer and Director on June 12, 2009.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert Rosner - Chief Executive Officer, Corporate
Secretary, Director and Chairman of the Board

Mr. Rosner has served as a Director since August 2003, the Company's Chairman and Chief Executive Officer since August 2005. He was the Vice President of Regulatory Affairs and Compliance and Corporate Secretary from August 2003 until August 2005. He was President from August 2005 to April 2007. He was re-appointed Corporate Secretary in March 2007.

Mr. Rosner was the president and director of Fortuna Silver
Mines Inc., a company listed on the Canadian Venture
Exchange, from June 1996 to January 2005.

Mr. Thomas M. Braid - Treasurer, Chief Financial Officer and
Director




Mr. Braid was appointed as Director, Chief Financial Officer and Treasurer on June 12, 2009. He has had over 30 years of experience in the newspaper industry and is a widely respected and multi-award winning photojournalist, photo department manager, college instructor, workshop leader and community volunteer. In October of 2002, he was awarded the Queen's Golden Jubilee Medal by the Governor General of Canada and the Canadian Government. In 2007, he was awarded the Edmonton Sun's highest award by being honored with the Douglas Creighton Award.

TERM OF OFFICE

Our directors are elected for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

ADVISORY BOARD MEMBERS

The Company's advisory board members are appointed by the Board of Directors to help oversee and provide support relating to the Company's business affairs. The advisory board members meet in person or via telephone conferencing with the Board of Directors.

In May 2007, the Company initiated its Advisory Board consisting of Professor James Marsden, PhD and Mr. Brian Baker, BA. Since Mr. Brian Baker passed away, Dr. James Marsden, a distinguished scientist and food safety and security expert, has been the Company's Chairman of the Scientific Advisory Board. Dr. Marsden currently serves as Regent's Distinguished Professor and Associate Director of the Biosecurity Institute at Kansas State University ("KSU"). KSU has placed a major emphasis on food safety and security. The research and educational activities at KSU address issues that directly impact human health, agricultural security and the economy. The university is the site of the Biosecurity Research Institute and the National Agricultural Biosecurity Center. Dr. Marsden will advise us on issues relating to the production of water for consumer products; products sized for large commercial applications; government and military systems; remote systems designed to produce drinking water and sanitation in developing countries.




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

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended March 31, 2010, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.  Executive Compensation.

The following table sets forth information for the years ended March 31, 2010, 2009 and 2008 concerning the compensation paid or awarded to the Directors and Executive
Officers of WTAR.
FILL IN FOR LAST THREE FISCAL YEARS




SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION POLICIES




				Other	Restricted Securities		All
Name and 			annual    stock    underlying	LTIP	other
principal  Year	Salary	Bonus	compen-   awards   Options/	payouts	compen-
position			sation	 	    SARs		sation

		  ($)    ($)      ($)      ($)	     (#)         ($)     ($)

  (a)	    (b)   (c)    (d)      (e)      (f)       (g)         (h)     (i)

Robert 	   2010 180,000  nil	  nil	   nil       nil	 nil	 nil
Rosner	   2009 180,000  nil	  nil	   nil	     nil	 nil	 nil
	   2008  75,000	 nil	  nil	   nil	     nil	 nil     nil
CEO,
Secretary
& Director


Richard    2010   nil    nil      nil      nil       nil         nil     nil
Jordan     2009   nil    nil      nil      nil       nil         nil     nil
	   2008   nil    nil      nil      nil     200,000       nil     nil
Treasurer,
CFO &
Director


Terrence   2008   nil    nil      nil      nil       nil         nil     nil
Nylander

Former
President
&
Former
Director


The Company anticipates entering into an employment contract with Robert Rosner, our Chief Executive Officer, but can provide no assurance that we will come to terms for such employment agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

      The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of June 30, 2010, by (a) each person known by the Company to own beneficially more than 5% of the Company's common stock, (b) each director of the Company who beneficially owns common stock, and (c) all officers and directors of the Company as a group. Each named beneficial owner has sole voting and investment power with respect to the shares owned.




As of July 14, 2010, there were 98,710,123 shares of common stock outstanding.


Name and Address 		Amount and Nature
of Beneficial      Position     of Beneficial		Percentage of
Owner                             Ownership             Common Stock (1)

Robert Rosner      CEO, 	21,498,328 shares	21.78%
134-9663 Santa     Secretary,	(2)
Monica Blvd.,      Director
Beverly Hills,
California

Wataire Ecosafe    Shareholder  13,400,000 shares	13.58%
Technologies Inc.
3033 King George
Hwy Suite 24
Surrey, BC  Canada

All Directors and 		21,498,328 shares	21.78%
Officers
as a group (1
person)


Beneficial ownership of common stock has been determined for purposes of the above table in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this information statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options and warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Annual Report have been exercised. For purposes of calculating beneficial ownership, the total issued and outstanding common stock of the Company as at the date of this Annual Report was 98,710,123.

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

On February 26, 2009, the Company signed agreements with existing warrant options holders to cancel all existing outstanding warrants and options to purchase securities of the Company.

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

Item 14.  Principal Accountant Fees and Services.

      Audit Fees . Audit fees expected to be billed to us by Gruber & Company, LLC for the audit of financial statements included in our Annual Reports on Form 10-K for the years ended March 31, 2010 and 2009 are approximately $10,000 and $10,000, respectively. These fees include auditing fees and review of quarterly financial statements for the fiscal years ended March 31, 2010 and 2009 respectively.

       Tax Fees . We have been billed an aggregate of $Nil for the fiscal years ended March 31, 2010 and March 31, 2009, respectively, for tax services.

      All Other Fees . We have been billed an aggregate of $Nil for the fiscal years ended March 31, 2010 and 2009 respectively, for permitted non-audit services.

      Other Matters .  N.A.




      To our knowledge, there have been no persons, other than Gruber & Company's full time, permanent employees who have worked on the audit or review of our financial statements.


PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(3) Exhibits.
Exhibit
  Number
Description of Exhibit
---------     -------------------------------------------------
  3.3 Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 8.01 to the Company's Current Report on
Form 8-K, filed October 17, 2006)
 10.1
License Agreement between the Company and Wataire Industries
Inc. dated July 10, 2006 (Incorporated by reference to
Exhibit 99.1 to the Company's Current Report on Form 8-K,
filed July 14, 2006).
 10.2
License Agreement between the Company and Wataire industries
Inc. dated September 12, 2006 ((Incorporated by reference to
Exhibit 99.1 to the Company's Current Report on Form 8-K,
filed September 15, 2006).
 10.3
Amended License Agreement between the Company and Wataire Industries Inc. dated October 19, 2006 ((Incorporated by reference to Exhibit 10.3 to the Company's Current Report on
Form 8-K, filed October 23, 2006).
 10.4
Amended License Agreement between the Company and Wataire Industries Inc. dated October 19, 2006 ((Incorporated by reference to Exhibit 10.4 to the Company's Current Report on
Form 8-K, filed October 23, 2006).
 10.5
2006 Stock Option Plan (Incorporated by reference to Exhibit
10.3 to the Company's Current Report on Form 8-K, filed
October 10, 2006).
 10.6
Form of Stock Option Agreement at $0.50 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed October 10, 2006).



36




10.7
      Form of Stock Option Agreement at $0.62 (Incorporated by
reference to Exhibit 10.4 to the Company's Current Report on
Form 8-K, filed November 13, 2006).
 10.8
Amended 2006 Stock Option Plan*.


10.9
Consulting Agreement between Cucoloris Films Inc. and the Company dated December 11, 2006 (Incorporated by reference to
Exhibit 10.5 to the Company's Current Report on Form 8-K, filed December 15, 2006).
10.10
Consulting Agreement between Cucoloris Films Inc. and the Company dated December 11, 2006 (Incorporated by reference to
Exhibit 10.6 to the Company's Current Report on Form 8-K, filed December 15, 2006).
10.12
Warrant issued to P204 Enterprises Ltd. on October 17, 2006 (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed October 20, 2006).
10.13 License Agreement between Airborne Water Company and the Company dated January 25, 2007 (Incorporated by reference to
Exhibit 10.1 to the Company's Current Report on Form 8-K,
filed January 31, 2007).
10.14 IP Transfer Agreements between the Company, Wataire Industries Inc., Canadian Dew
      Technologies Inc., Terrence Nylander and Roland Wahlgren (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 30, 2007).
10.15
Form of Stock Option Agreement at $0.57 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 10, 2007).
10.16
Form of Stock Option Agreement at $0.65 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 9, 2007).

10.17 Compensation Agreement between Cucoloris Films Inc. and the
Company dated May 23, 2007
10.18
Amendment to Agreement between Airborne Water Company and the
Company dated June 20, 2007 (Incorporated by reference to
Exhibit 10.2 to the Company's Current Report on Form 8-K, filed June 20, 2007).

10.19 Agreement between Access Energy Technologies and the Company dated June 14, 2007




37





10.20
Amendment to Agreement between Access Technologies and the
Company dated   June 20, 2007 (Incorporated by reference to
Exhibit 10.1 to the Company's Current Report on Form 8-K,
filed June 18, 2007).
10.21
Amendment to Agreement between Aquaduct and the Company dated June 20, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 20,
2007).
10.22
     Exclusive Marketing Agency Agreement, dated June 13, 2007, between the Company and Access Energy Technologies Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 18, 2007).
10.23
     Form of 5% Convertible Subordinated Debenture due October 1, 2011. (Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K, filed January 15,
2010
10.24
     Form of Subscription Agreement for Convertible Subordinated Debentures due October 1, 2011. (Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, filed January 15, 2010.
10.25
     Form of 5-year Warrants issued September 14, 2009, to purchase an aggregate of 7,500,000 shares of Common Stock. (Incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K/A, filed March 12, 2010.

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

31.2  Certification of the Chief Financial Officer pursuant to
Section 302 of the
      Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to
Section 906 of the
     Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to
Section 906 of the
     Sarbanes-Oxley Act of 2002, filed herewith.

99.1 License Agreement between the Company and On4 Communications
Inc., formerly



     Petsmobility Network (Canada) Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed June 17, 2005).
99.2 Asset Purchase Agreement between the Company, Petsmobility
Inc. and On4
     Communications, Inc. (Incorporated by reference to Exhibit
99.1 to the Company's Current Report on Form 8-K, filed
February 6, 2006).
99.3 Rescission Agreement between the Company and On4 Communications, Inc. (Incorporated by reference to Exhibit
99.2 to the Company's Current Report on Form 8-K, filed
February 6, 2006).

99.4 Articles of Correction (Incorporated by reference to Exhibit
99.1 to the Company's Current Report on Form 8-K, filed
February 6, 2006).



SIGNATURES

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July 14, 2010

      WATAIRE INTERNATIONAL, INC.

      By: /s/ Robert Rosner
Robert Rosner
Chief Executive Officer,
Director



       July 14, 2010
      By: /S/ Thomas M. Braid
Thomas M. Braid
Chief Financial Officer,
Director





39






Item 8 Financial Statements.










WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Stated in US Dollars)








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF WATAIRE INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of Wataire International, Inc. (a Developmental Stage Company) as of March 31, 2010 and 2009, and the related statement of operations, stockholders equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wataire International, Inc. (a Developmental Stage Company) as of March 31, 2010 and 2009, the results of its' operations and its' stockholders equity and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC Saint Louis, Missouri
July 14, 2010




WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

						March 31,	March 31,
						  2010	 	  2009
Assets
  Current Assets
   Cash					 $	    57 	 $          35
   Accounts receivable		                 9,000 		    -
   Prepaid expenses & retainer		           456 	         9,766
   Sales deposit		                10,000              -
   Advance on marketing agreements	       250,000         250,000
   Inventory	 	                       249,506 	       250,456
  Total Current Assets		               519,019         510,257
   Capital assets, net		                     1             308
   Patents, Trademarks		                31,434 	        31,434
   Acquisitions of intangibles	 	     2,546,062       2,546,062
					______________________________
  Total Assets	                         $   3,096,516   $   3,088,061
					______________________________

Liabilities
  Current Liabilities
   Accounts payable	                 $     472,896   $     353,854
   Provision and accrued liabilities		 9,255              -
   Shareholder loan and interest                    -          106,589
   Due to related parties		        84,140 	         1,280
   Deferred revenue	 	               154,924         189,067
  Total Current Liabilities		       721,215 	       650,790
Long Term Liabilities
  Derivative liability		               197,158              -
  5% Converible Debentures		        90,888 	            -
Convertible debenture, net		        33,403              -
					______________________________
  Total Liabilities	 	             1,042,664 	       650,790

Stockholders' Equity
 Preferred shares, $0.0001 par value,
  redeeemable at $0.005
 Authorized 20,000,000 shares
  Issued and outstanding, 27,501
 (March 31, 2009: 27,501)		             3               3
 Common shares, $0.0001 par value:
  Authorized 100,000,000 shares
  Issued and outstanding, 98,710,123
  (March 31, 2009: 87,110,123)		         9,871 	         8,711
  Additional paid-in capital		    13,145,346 	    12,880,264
  Deferred Stock-Based Comp.		       (50,667)	            -
  Deficit accumulated during the
  development stage		           (11,050,701)	   (10,451,707)
					______________________________
  Total Equity	                         $   2,053,852 	$    2,437,271
					______________________________
  Total Liabilities and
  Stockholders' Equity	                 $   3,096,516 	$    3,088,061
 	 	 	 	 	______________________________



The accompanying notes are an integral part of the financial statements



WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)

								  August 17,
							       2000 (Inception)
		                     Year ended March 31,	  to March 31,
		                     2010	    2009	       2010

Sales	                       $    15,000   $	  174,540    $	       503,102
Cost of sales		           (18,000)      (149,724)            (394,292)
				______________________________________________
Gross margin		            (3,000)	   24,816              108,810
Other income	 	                -              -                 9,500
				______________________________________________
		                    (3,000)            -               118,310
Expenses
 Advances written off		        -         149,542              234,542
 Amortization		               306            307               71,049
 Amortization of notes discount	    28,505             -                28,505
 Bad debt written off		        -           2,800                2,800
 Donated services		        -              -                11,250
 Foreign exchange (gain)/loss           -          21,399 	       (42,356)
 General and administrative         98,102        195,132 	       892,862
 Incorporation costs		        -   	       -                 2,005
 Management fees		   180,000 	  180,000 	       826,883
 Marketing and promotion	    54,116 	   30,692              218,717
 Professional fees		   144,363         54,126              503,218
 Research & Development		        -         105,000              202,143
 Settlement of accounts payable	        -              -                (3,250)
 Stock-based compensation	    94,242             -             8,104,292
 				______________________________________________
Total Expenses		           599,634        738,998           11,057,660

Loss from continuing operations	  (602,634)      (714,182)         (10,939,350)
Gain/(Loss) from discontinued
 operations		             3,640 	       -              (111,351)
				______________________________________________
Net loss for the year	      $   (598,994)  $   (714,182)   $     (11,050,701)

Basic and diluted loss per share     (0.01)	    (0.01)
Weighted average number of
 shares outstanding		95,960,534     80,863,905





The accompanying notes are an integral part of the financial statements




WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the period August 17, 2000 (Inception) to March 31, 2010
(Stated in US Dollars)


  			  Shares  				      Total
			  Subscrip		   Additional	      Stock-
	  Common          -tions   Preferred	    Paid-in    Accum. holders'
	  Shares  Amount Received  Shares   Amount  Capital   Deficit Equity

Common
shares
issued	    200	      -		     -	       -        10		    10

Shares
subscrip
-tion 			  150,280				       150,280

Net loss
for the
period							    (216,896) (216,896)
_______________________________________________________________________________
Bal,Sep
30, 2001    200      -    150,280    -         -        10  (216,896)  (66,608)

Shares
subscrip
-tion	                   76,105				        76,105

Net loss
for the
year							     (29,313)  (29,313)
_______________________________________________________________________________
Bal,Sep
30, 2002    200       -    226,385	-	-	 10  (246,209) (19,814)

Shares
subscrip
-tion                        5,000					 5,000

Common
shares
issued   80,160       8   (231,385)		    232,542	       	 1,165

Adj to
number
of shares
out-
standing
as a
result
of the
acqui-
sition
of Millen
-nium
Business
Gp. USA
Inc.    (80,160)     (8)                          (232,542)  232,560

Cimbix
Corp.   170,240      17                            232,543  (232,560)

Fair
value
of
shares
issued
in conn-
ection
with
the
acqui-
sition
of Millen
-nium
Business
Gp. USA
Inc.     80,360       8              2,501     1       (9)

Net
asset
deficiency
of legal
parent
at date
of reverse
take-over
transaction				              	     (20,167) (20,167)

Common
shares
issued   2,772        -                             13,810	       13,810

Common
shares
issued   1,000        -                              7,500              7,500

Donated
services                                             2,250              2,250

Net loss
for the
year							     (98,849) (98,849)
_____________________________________________________________________________
Bal,Sep
30, 2003 254,372     25            2,501      1    256,094 (365,225)(109,105)



The accompanying notes are an integral part of the financial statements



44-45



WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period August 17, 2000 (Inception) to March 31, 2010
(Stated in US Dollars)
(Audited)
						      Deferred           Total
			           	   Additional Stock-	         stock-
	    Common	   Preferred   	    Paid-in    based	Accum.   holders'
	    shares  Amount  shares  Amount Capital     Comp.	Defict 	  Equity

Bal,sep    254,372     25   2,501      1   256,094  	   - (365,225)  (109,105)
30,2003
___________________________________________________________________________
Common
shares
issued        5,000	 1		     49,999	   -              50,000

Common
shares
issued	    600,000	60		     29,940	   -	          30,000

Net loss
for the
year						              (227,180) (227,180)
____________________________________________________________________________
Bal,sep
30,2004	    859,372 	86   2,501      1    336,033       -  (592,405) (256,285)

Common
shares
issued      160,000	16			 484			     500

Common
shares
issued   36,000,000   3,600		      86,400		          90,000

Common
shares
issued    8,960,000     896		      94,304		          95,200

Common
shares
issued    2,440,000     244		     121,756		         122,000

Common
shares
issued      250,000	25		      11,225		          11,250

Disposal
of MBG					    (140,949)		        (140,949)

Net loss
for the
year							        (79,243) (79,243)
____________________________________________________________________________
Bal,Sep
30,2005 48,669,372    4,867  2,501      1    509,253        - (671,648)(157,527)

Common
shares
issued     336,000       34		      15,086  		         15,120

Common
shares
issued  10,000,000    1,000		     619,000		        620,000

Common
shares
issued     440,000       44		     109,956		        110,000

Common
shares
issued   1,000,000      100		     559,900		        560,000

Inventory
donated					       9,945		          9,945

Net loss
for the
year							      (297,661)(297,661)
_____________________________________________________________________________
Bal,Sep
30,2006 60,445,372    6,045  2,501     1   1,823,140       - (969,309)  859,877

Common
shares
issued     272,536       27  		     204,375		        204,402

Common
shares
issued  1,834,045       183                  880,157                    880,340

Common
shares
issued  1,000,000       100                  409,900		        410,000

Common
shares
issued  4,800,000       480                  959,520                    960,000

Stock-
based
compen-
sation					   8,010,050                  8,010,050

Net loss
for the
year						          (8,430,656)(8,430,656)
_____________________________________________________________________________
Bal,Sep
30,2007 68,351,953    6,835  2,501     1  12,287,142     -(9,399,965) 2,894,013

Common
shares
issued   2,058,823      205                  349,795                    350,000

Common
shares
issued     588,235       60                   99,940                    100,000

Common
shares
issued   4,400,000      440                  219,560                    220,000

Cancel-
lation of
shares  (1,000,000)    (100)                (409,900)                  (410,000)

Preferred
shares
issued                       25,000    2       4,998                      5,000

Net loss
for the
period							     (337,560) (337,560)
_____________________________________________________________________________
Bal,Mar
31,2008 74,399,011    7,440  27,501    3  12,551,535      -(9,737,525)2,821,453

Common
shares
issued   1,600,000      160                   79,840                     81,000

Common
shares
issued   1,111,112      111                   99,889                    100,000

Common
shares
issued   1,000,000      100                   59,900                     60,000

Common
shares
issued   1,000,000      100                   49,900                     50,000

Common
shares
issued   8,000,000      800                   39,200                     40,000

Net loss
for the
year                                                         (714,182)(714,182)
_____________________________________________________________________________
Bal,Mar
31,2009 87,110,123    8,711  27,501   3   12,880,264     -(10,451,707)2,437,271

Common
shares
issued   4,000,000	400		     19,600		 	 20,000

common
shares
issued
for
service	 7,600,000	760		    151,240 (152,000)		     -

Amortization
of stock
based
comp						     101,333		101,333

Warrant
issued
for
comp					     94,242		          94242

Net loss
for the
year							     (598,994)(598,994)
_______________________________________________________________________________
Bal,Mar.
31, 2010 98,710,123   9,871  27,501  3 13,145,346 (50,667)(11,050,701)2,053,852





The accompanying notes are an integral part of the financial statements




45-46




WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

								     August 17,
								       2000
				            For the year ended	    (Inception)
				                March 31,           to March 31,
 					   2010            2009        2010
					_______________________________________

Operating Activities

  Loss from operations		   $    (598,994)  $  (714,182) $ (11,050,701)
Adjustments to reconcile loss
to cash used in operating
activities :

 Amortization                                306           307         71,049
 Amortization of notes discounts          28,505            -          28,505
 Donated services                             -             -          11,250
 Website development costs written off        -             -           8,700
 Shares issued for services              152,000            -         454,070
 Stock-based compensation                 43,576            -       8,053,626
 Advances written off                         -        149,542        199,542

Change in non-cash working capital items :
 Accounts receivable                      (9,000)        2,800         (9,000)
 Prepaid expenses and retainers             (690)       (7,486)       (10,456)
 Deferred revenue                        (34,143)       34,527        154,924
 Advance on marketing agreements              -             -        (250,000)
 Inventory                                   950        82,965       (394,952)
 Accounts payable and accrued
 liabilities                             128,297        32,546        482,151
					______________________________________
Net cash used in operating activities   (289,193)     (418,981)    (2,251,292)
					______________________________________

Investing Activities

 License payment advanced                     -             -         (50,000)
 Capital assets                               -             -            (922)
 Advanced to subsidiaries                     -             -        (115,091)
 Acquisition of intangibles-net               -        (10,688)    (1,467,624)
 Website development costs                    -             -        (8,700)
Proceeds from disposition of subsibiaries    -             -             100
					_____________________________________
Net cash used in investing activities         -        (10,688)   (1,642,237)
					_____________________________________

Financing Activities

 Bank indebtedness                            -         (5,885)           -
 Shareholder loan & interest            (106,589)      106,589            -
 Due to related parties                   82,860        (1,000)       84,140
 Shares issued for cash                       -        330,000     2,937,189
 Shares issued for debt                   20,000            -        579,313
 Proceeds from Convertible debentures    292,944            -        292,944
					____________________________________
Net cash provided by financing
activities                               289,215       429,704     3,883,586
					____________________________________

Increase/(Decrease) in Cash                   22            35            57
Cash, beginning                               35            -             -
					____________________________________
Cash, ending                                  57            35            57
					_____________________________________


Supplemental Disclosure of Cash Flow
Information
 Cash paid during the period for interest     -             -              -
 Cash paid during the period for income
 taxes                                        -             -              -


Supplemental Disclosure of Non-Cash
Items:
  Shares issued for Debt                  20,000       110,000        579,313
  Deferred stock-based compensation      (50,667)           -         (50,667)
  Shares issued for Promissory Notes          -             -         365,087
  Shares issued for intangibles               -             -         960,000
  Exchange of shareholder loan for
  Convertible Debt                       125,000            -         125,000




The accompanying notes are an integral part of the financial statements





47-48







WATAIRE INTERNATIONAL, INC.
(Formerly Cimbix Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Stated in US Dollars)
(Audited)

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $11,000,701 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

(f)  Intangible Assets and Amortization

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. Intangible assets with a finite life will be amortized over the estimated useful life of the asset. The Company's operational policy for the assessment and measurement of any impairment in the intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The patents are pending and the Company has determined that the assets have an infinite life.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.
SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141,
Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009. The
Company does not believe SFAS No. 141(R) will have a material impact on its financial statements

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

Note 3.  Related Party Transactions

During the year ended March 31, 2010, directors of the company charged the following expenses to the Company:

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


For the Year Ended March 31, 2010

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



Note 6. Stock Options and Stock Based Compensation

During 2006, the Company authorized a share option plan under which employees were granted options to purchase shares of authorized but unissued, common shares. During the years ended March 31, 2010 and 2009, all options issued in this plan were either forfeited as options went unexercised due to employee terminations or cancelled via signed consent agreements with all remaining option holders.

There was no compensation charge associated with stock options included in the statement of operations for the year ended March 31, 2010 and 2009.

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

Legal

On October 11, 2006, the Company was named as a co-defendant in a lawsuit whereby the plaintiffs were claiming general damages, with respect to funds totalling approximately $94,000 which were allegedly misappropriated, interest, costs and such further and other relief as the court may deem just. Management of the Company believed the claim was without merit and was unlikely to succeed. The Company filed a statement of defence denying the allegations and a counterclaim for defamation. The court ordered a severance of the action, and required the plaintiffs to prove their damages, before proceeding to trial on issues of liability. The lawsuit by the plaintiffs was dismissed on October 6, 2008.

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

Note 8.  Inventory

At March 31, 2010 and 2009, inventories are comprised of finished water-from-air machines totaling $249,506, and $250,456, respectively.

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

Patents, Trademark applications			$	  31,434

4,800,000 shares issued to Wataire Ecosafe and
  Canadian Dew Technologies		        $  	 960,000
Cash consideration		  			 476,190
Remaining license rights including 11,000,000 shares
  issued to Wataire Ecosafe		               1,109,872
	 					$      2,546,062

Note 10.  Deferred Revenue

As of March 31, 2010 and 2009, deferred revenue totaled $Nil and $189,067, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 11.   Shareholder Loan

Note 12.  Subsequent Events

Subsequent to March 31, 2010:

Note 13.  Income Taxes

The Company has losses for tax purposes totaling $11,000,701 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.






