Form 10-Q
period 2010-06-30
WATAIRE INTERNATIONAL, INC.
filed 2010-08-23
CIK 1127007

WATAIRE INTERNATIONAL, INC.


FORM 10-Q
(Quarterly Report)

Filed  08/23/10 for the Period Ending 06/30/10




      Address		#134, 9663 Santa Monica Blvd.,
			Beverly Hills, CA 90210
      Telephone	        877-602-8985
      CIK		0001127007
      Symbol		WTAR
      SIC Code		4941 - Water Supply
      Industry		Conglomerates
      Sector		Conglomerates
      Fiscal Year	03/31



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
ended June 30, 2010
OR
(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ________

Commission File Number : 000 - 49955
WATAIRE INTERNATIONAL, INC.
( Exact name of registrant as specified in its charter )
       Washington                         91-2060082
       -------------                      -----------
( State or other jurisdiction  ( I.R.S. Empl. Ident. No.)
 incorporation or organization)

#134-9663 Santa Monica Blvd., Beverly Hills, CA 90210
( Address of principal executive offices ) ( Zip Code )

877-602-8985
( Issuer's telephone number )

Check whether the issuer (1) filed all reports required
to be filed by Section 13 or 15 (d) of the Exchange Act
during the past 12 months (or for such shorter period
that the registrant was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days.
YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has
submitted electronically and posted on its corporate Web
site, if any, every Interactive Data File required to be
submitted and posted pursuant to Rule 405 of Regulation
S-T ( 232.405 of this chapter ) during the preceding 12
months (or for such shorter period that the registrant
was required to submit and post such files).
  (Yes)    No  (    )

Indicate by check mark whether the registrant is a large
accelerated filer, an accelerated filer, or a non-
accelerated filer, or a small reporting company. See
definitions of "large accelerated filer," "accelerated
filer," and "small reporting company" in Rule 12B-2 of
the Exchange Act. (Check one) :
Large accelerated filer (  )    Accelerated filer(  )

Non-accelerated filer (  ) Smaller reporting company(X)

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
(    )  Yes    ( X )
No
APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares outstanding the issuer's common stock, $0.0001 par value, was 98,710,123 as of August 18, 2010.













WATAIRE INTERNATIONAL, INC.
FORM 10-Q
For the Period Ended June 30, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements			  5 - 22
Item 2  Management's Discussion and Analysis
of Financial Condition And Results of
Operations                               23 - 26
Item 3. Quantitative and Qualitative Disclosures
        About  Market Risk                            27

Item 4  Controls and Procedures                  27 - 28

PART II - OTHER INFORMATION
Item 1. Legal Proceedings		              29

Item 1A.Risk Factors	                         29 - 35

Item 2. Unregistered Sales of Equity
        Securities and Use of Proceeds                35

Item 3. Defaults Upon Senior Securities               35

Item 4. Submission of Matters to a Vote of
        Security Holders                              35

Item 5. Other Information                             35

Item 6. Exhibits and Certifications              35 - 36

Signatures                                            37

Index to Exhibits













WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS (continued)
(Unaudited)

                                    June 30,	March 31,
                                      2010         2010
Assets		                        $            $
  Current Assets
   Cash                             131,257           57
   Accounts receivable                             9,000
   Prepaid expenses & retainer          349 	     456
   Sales deposit                                  10,000
   Advance on marketing agreements  250,000      250,000
   Inventory	                    245,265      249,506
                                    -------      -------
  Total Current Assets	            626,872      519,019

  Capital assets, net	                  1            1
  Patents, Trademarks	             31,434 	  31,434
  Acquisitions of intangibles	  2,546,062    2,546,062
                                  ---------    ---------
  Total Assets	                  3,209,424    3,096,516
                                  =========    =========

Liabilities
  Current Liabilities
   Advances payable                  99,480 	 472,896
   Advances on sales                 99,539	       -
   Accounts payable                 220,986      382,157
   Provision and accruals	      7,500        9,255
   Shareholder loan and interest       -            -
   Due to related parties	    358,560 	  84,140
   Deferred revenue	            121,971      154,924
                                    -------      -------
  Total Current Liabilities	    908,036      721,215

Long Term Liabilities
  Derivative liability	            197,158 	 197,158
  5% Convertible Debentures	     90,888	  90,888
  Convertible debenture, net	     33,403 	  33,403
                                  ---------      -------
  Total Liabilities	          1,229,485    1,042,664












WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)
Stockholders' Equity
Preferred shares,
$0.0001 par value,
redeemable at $0.005
Authorized 20,000,000 shares
Issued and outstanding, 27,501
  (June 30, 2009: 27,501)	          3 	         3
Common shares, $0.0001 par value:
Authorized 100,000,000 shares
Issued and outstanding,
98,710,123(June 30, 2009:
   91,110,123) 	                       9,871         9,871
   Additional paid-in capital	  13,145,346    13,145,346
   Deferred Stock-Based Comp.	     (12,667)	   (50,667)
  Deficit accumulated during
   the development stage	 (11,162,615)  (11,050,701)
                                 ------------   -----------
   Total Equity	                   1,979,939 	 2,053,852

Total Liabilities and
    Stockholders' Equity	   3,209,424 	 3,096,516
                                   =========     =========



The accompanying notes are an integral part of the financial statements




















WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (continued)

(Unaudited)
				     Quarter Ended    August 17, 2000
		                  June 30,      (Inception) to
		                2010      2009   June 30, 2010

Sales                     3,322       -         506,424
Cost of sales           (16,241)      -        (410,533)
                        -------    --------    ---------

Gross margin            (12,919)      -          95,891
Other income               -          -           9,500
                        -------    --------     --------
                        (12,919)      -         105,391
Expenses
  Advances written off      -         -         234,542
  Amortization              -           77       71,049
  Amortization of
   notes discount           -         -          28,505
  Bad debt written off      -         -           2,800
  Donated services	    -         -          11,250
  Foreign exchange
  (gain)/loss	            -         -         (42,356)
General and
   administrative	   6,624     3,745	288,146
  Consulting fees           -         -         430,970
  Rent			     481      -   	 58,865
  Travel		   1,427       976       76,844
  Website development
   Costs                   12,358     -	         58,507
  Incorporation costs	     -        -           2,005
  Management fees	   45,000   45,000	871,883
  Marketing and promotion  19,500     -	        238,217
  Professional fees	   14,024    4,920	522,242
  Research & Development     -        -         202,143
  Settlement of accounts
   payable                   -        -   	 (3,250)
  Stock-based compensation   -        -       8,104,292
			 --------   ------    ----------
Total Expenses		   98,995   54,718   11,156,655









WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
Loss from continuing
operations		(111,914)  (54,718)  (11,051,264)
Gain/(Loss) from
  discontinued operations   -         -   	(111,351)
                         --------  --------  ------------
Net loss for
 the period		(111,914)  (54,718)  (11,162,615)
                         ========= ========  ============
Basic and diluted
loss per share	            (0.00)	 (0.00)
Weighted average
number of shares
outstanding		    95,960,534 87,877,246


The accompanying notes are an integral part of the financial statements





























WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
                        Quarter Ended     08.17.2000
                            June 30,     (Inception)to
                         2010     2009   June 30, 2010

Operating Activities
  Loss from continuing
  Operations          (111,914)(54,718) (11,162,615)
Adjustments to reconcile
loss to cash used
in operating activities :
  Amortization             -         77       71,049
  Amortization of
   notes discounts         -       -          28,505
  Donated services         -       -          11,250
  Website development
  costs written off        -       -           8,700
  Shares issued
  for services             -       -         454,070
  Stock-based
   Compensation          38,000    -       8,091,626
  Advances written off     -       -         199,542
Change in non-cash
working capital items :
  Accounts receivable    19,000    -          10,000
  Prepaid expenses
   and retainers	    107	   -	     (10,349)
  Deferred revenue	(32,953)   -	     121,971
  Advance on marketing
   Agreements              -       -        (250,000)
  Inventory               4,241    -        (390,711)
  Accounts payable
   and accruals         (54,646) 48,303      427,505
                        -------- -------  -----------
Net cash used in
operating activities   (138,165) (6,338)  (2,389,457)
                        -------- -------  -----------










WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
                         Quarter Ended     08.17.2000
                            June 30,     (Inception)to
                         2010     2009   June 30, 2010

Investing Activities
  Patents and trademarks (5,054)   -	      (5,054)
  License payment advanced -       -         (50,000)
  Capital assets           -       -            (922)
  Advanced to subsidiaries -       -        (115,091)
  Acquisition of
   intangibles-net         -       -      (1,467,624)
  Website development costs-       -          (8,700)
  Proceeds from disposition
   of subsidiaries         -       -             100
                         -------  ------  -----------
Net cash used in
investing activities	 (5,054)   -	  (1,647,291)
                         -------  ------  -----------
Financing Activities
Bank indebtedness	  -       -            -
Shareholder loan
  & interest              -      1,246         -
  Due to related
  Parties              274,419   5,057      358,559
  Shares issued
  for cash                -       -       2,937,189
  Shares issued
  for debt                -       -         579,313
  Proceeds from
   Convertible debentures -       -         292,944
                        -------   -----    ---------
Net cash provided by
financing activities    274,419   6,303    4,168,005
                        -------   ------   ---------
Increase/(Decrease)
 in Cash                131,200     (35)     131,257
Cash, beginning              57	     35	        -
Cash, ending	        131,257	   -	     131,257








WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Supplemental Disclosure of Cash Flow Information

                          Quarter Ended     08.17.2000
                            June 30,     (Inception)to
                         2010     2009   June 30, 2010

Cash paid during
period for interest       -        -              -
Cash paid during
period for income taxes   -        -              -
Non-Cash Items:
Shares issued for Debt    -        -           579,313
Deferred stock-based
Compensation              -        -           (50,667)
Shares issued for
  Promissory Notes        -        -           365,087
  Shares issued for
  Intangibles             -        -           960,000
  Exchange of shareholder
  loan for Convertible
  Debt                    -        -           125,000


The accompanying notes are an integral part of the financial statements


















WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements
(continued)
June 30, 2010 (Unaudited)

Note 1. General Organization and Business
The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company's common shares are publicly traded on the OTC Bulletin Board. On
September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire International, Inc. On
March 11, 2010, the Company approved a name change from Wataire International, Inc. to Wataire Inc.
The Company markets and distributes atmospheric water generator machines. It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.
Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $11,162,615 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.
The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by






WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2010 (Unaudited)

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
(b)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(c)	Inventory

Inventory, which consists of finished goods, is valued
at the lower of cost net realizable value using the
first in first out (FIFO) method.
(d)	Website Development Costs

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

(e)	Intangible Assets and Amortization

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

(f)	Revenue Recognition

The Company receives revenues from the sale of water generator machines. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured. A one-year warranty is provided by the Company on all its products.

(g)	Income Taxes

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

(h)	Basic and Diluted Loss Per Share

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

(i)	Stock-based Compensation

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

(j)	Foreign Currency Translation

The Company translates foreign currency transactions
and balances to its reporting currency, United States
dollars, in accordance with SFAS No. 52, "Foreign
Currency Translation". Monetary assets and liabilities
are translated into the functional currency	at the
exchange rate in effect at the end of the quarter. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in The determination of net income (loss) for the quarter.

(k)	Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period's presentation. These reclassifications have no effect on the previously reported income (loss).

(l)	Change in Reporting Year

The Company adopted March 31 as its fiscal year end from September 30 in 2008.

(m)	Recently Issued Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

Note 3.  Related Party Transactions

During the quarter ended June 30, 2010, directors of the
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

On May 30, 2008 the Company entered into a private placement agreement to issue 1,111,112 common stock at $0.09 per share for proceeds of $100,000 to two accredited investors and 555,556 common stock to each investor.

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

On February 26, 2009, the Company signed agreement with existing warrant options holders to cancel all existing warrant options available to the Company.

Note 5.  Warrants

During February 2009, the Company received signed consent agreements with all existing warrant holders that cancel the entire balance of 7,058,823 outstanding warrants.

Note 6.  Stock Options and Stock Based Compensation

During 2006, the Company authorized a share option plan under which employees were granted options to purchase shares of authorized but unissued common shares. During the years ended March 31, 2010 and 2009, all options issued in this plan were either forfeited as options went unexercised due to employee terminations or cancelled via signed agreements with all remaining option holders.

There was no compensation charge associated with stock options included in the statement of operations for the quarters ended June 30, 2010 and 2009.

Note 7. Convertible Note

On September 14, 2009, the Company received $197,158 in convertible subordinated notes from investors and a related party. These notes carry an 5% annual interest rate with both principle and accrued interest payable on October 1, 2011. At the holders discretion these notes and any accrued interest may be converted into common shares at $0.01 per share.

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

Note 9.  Inventory

At June 30, 2010 and 2009, inventories were comprised of finished water-from-air machines totaling $245,265, and $250,456 respectively.

Note 10.  Intangibles

On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property ("IP") relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc., Canadian Dew Technologies Inc., Terrence Nylander and
Roland Wahlgren. Mr. Nylander was at the time of signing the agreement and currently, the President of the Company. Consideration for the purchase of the IP was $476,190 (CAD $500,000), which was paid on March 31, 2007, the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP. This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company's annual September 30, 2006 audited consolidated financial statements.The IP acquisition was completed in July 2007.

The IP acquired by the Company includes all copyrights, patent rights, trade secret rights, trade names, trademark rights, process information, technical information, contract rights and obligations, designs, drawings, inventions and all other intellectual and industrial property rights of any sort related to or associated with the invention.

The intangibles consist of patents and trademark applications of $36,488 and the cost of the acquisition of IP Technology of $2,546,062 as described above.

Patents, Trademark applications	         $	36,488

4,800,000 shares issued to Wataire Ecosafe and
  Canadian Dew Technologies	          $    960,000

Cash consideration		               476,190

Remaining license rights including 11,000,000 shares

issued to Wataire Ecosafe		     1,109,872
                                          --------------

                                         $   2,546,062

Note 11.  Deferred Revenue

As of June 30, 2010 and 2009, deferred revenue totaled
$121,971 and $189,067, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 12.   Shareholder Loan

During the period ended March 31, 2008, the Company's CEO loaned the Company $100,000. This loan is payable on demand with interest accruing at 5% per annum. Accrued interest at March 31, 2009 and 2008, totaled $6,589 and $1,589, respectively, and is included in the loan.

Note 13.  Subsequent Events

Subsequent to June 30, 2010:

A Special Meeting of Stockholders was held on July 27,
2010 wherein the amendment to Article II of the Company's
Articles of Incorporation was approved , providing that the authorized Common Stock shares of $0.0001 each, be increased to 500,000,000. The Company subsequently filed the Form 8-K in respect thereof, on July 30, 2010.

Note 14.  Income Taxes

The Company has losses for tax purposes totaling
$11,139,615 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements.
The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.











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

Results of Operations for the three months periods ended
June 30, 2010 and 2009.

The operating results and cash flows are presented for the three months periods ended June 30, 2010 and 2009 and for the period of inception to June 30, 2010.

Revenues. For the three months period ended June 30, 2010, we had total $3,322 in revenue, compared to Nil for the three months period ended June 30, 2009, an increase of $3,322 from our sales of products.

Operating Expenses.  For the three months period ended
June 30, 2010, we had total operating expenses of $98,995 as compared to $54,718 for the three months period ended
June 30, 2009, showing an increase of $44,277.

Management Fees.  For the three months periods ended June
30, 2010 and 2009, we had same amount of management fees of $45,000.

Professional Fees.  For the three months period ended
June 30, 2010, we had professional fees of $14,024 as compared to $4,920 for the three months period ended June
30, 2009, an increase of $9,104.

Net Loss.  The net loss for the three months period ended
June 30, 2010 was $111,914 as compared to $54,718 for the three months period ended June 30, 2009, an increase of $57,196.


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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2010, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2010 was $131,257. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $11,139,615. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report. There have been no changes in our internal control over financial reporting
(as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.












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

Our success is heavily dependent upon the market acceptance of our Wataire branded lines of atmospheric water generators. If we are unable to timely and appropriately respond to changing consumer demand, the brand Watair distributes may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated.
Lack of acceptance of our brands will have a material impact on the performance of the Company.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the quarter ended June 30, 2010 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United
States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

All of our products came from sources outside of the
United States. As a result, we are subject to the risks
of doing business abroad, including:
*	Currency fluctuations;
*	Changes in tariffs and taxes;
*	Political and economic instability; and
*	Disruptions or delays in shipments.

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



SIGNATURES
In accordance with the Securities Exchange Act of 1934,
this report has been signed below by the following
persons on behalf of the registrant and in the capacities
and on the dates indicated.
Dated:  August 23, 2010
WATAIRE INTERNATIONAL, INC.
By: /S/ Robert Rosner
  Robert Rosner
Chief Executive Officer
  & Director

By: /S/ Thomas M. Braid
  Thomas M. Braid
  Chief Financial Officer
  &  Director