Form 10-Q/A
period 2010-06-30
WATAIRE INTERNATIONAL, INC.
filed 2010-08-26
CIK 1127007

WATAIRE INTERNATIONAL, INC.


FORM 10-Q/A
(Quarterly Report)

Filed  08/26/10 for the Period Ending 06/30/10




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













WATAIRE INTERNATIONAL, INC.
FORM 10-Q/A
For the Period Ended June 30, 2010
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements			  5 - 23
Item 2  Management's Discussion and Analysis
of Financial Condition And Results of
Operations                                       24 - 28
Item 3. Quantitative and Qualitative Disclosures
        About  Market Risk                       28 - 29

Item 4  Controls and Procedures                       29

PART II - OTHER INFORMATION
Item 1. Legal Proceedings		              30

Item 1A.Risk Factors	                         30 - 37

Item 2. Unregistered Sales of Equity
        Securities and Use of Proceeds                37

Item 3. Defaults Upon Senior Securities               38

Item 4. Submission of Matters to a Vote of
        Security Holders                              38

Item 5. Other Information                             38

Item 6. Exhibits and Certifications              39 - 44

Signatures                                            45













WATAIRE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
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

CONDENSED STATEMENTS OF CASH FLOWS
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

1.  I have reviewed this Quarterly Report on Form 10-Q of
Wataire International, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated : August 23, 2010

Signature : /s/ Robert Rosner
         Robert Rosner
	  Director and Chief
	  Executive Officer




EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wataire
International, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and
Exchange Commission on the date hereof (the "Report"),

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

    /s/ Robert Rosner
        ------------
        Robert Rosner
   Chief Executive Officer

August 23, 2010



Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas M. Braid, Chief Financial Officer of Wataire
International, Inc. certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of
Wataire International, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Dated : August 23, 2010

Signature : /s/ Thomas M. Braid
         Thomas M. Braid
	Chief Financial Officer




EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Wataire
International, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and
Exchange Commission on the date hereof (the "Report"),

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

      /s/ Thomas M. Braid
          -------------
          Thomas M. Braid
      Chief Financial Officer

August 23, 2010




SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  August 26, 2010


WATAIRE INTERNATIONAL, INC.


By: /S/ Robert Rosner
  Robert Rosner
Chief Executive Officer
  & Director


By: /S/ Thomas M. Braid
  Thomas M. Braid
  Chief Financial Officer
  &  Director