Form 10-K/A
period 2010-03-31
WATAIR INC.
filed 2011-01-26
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000 - 49955

WATAIR INC.

(Exact name of registrant as specified in its charter)

Washington	91-2060082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

# 134,9663 Santa Monica Blvd., Beverly Hills, CA 90210

(Address of principal executive offices) (Zip Code)

877-602-8985

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the

preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,261,662.

At July 13, 2010 the Registrant had outstanding 98,710,123 shares of Common Stock, $0.0001 par value per share.

EXPLANATORY NOTE

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED MARCH 31, 2010 (THE “2010 FORM 10-K”) TO AMEND THE REPORT OF THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM UNDER ITEM 8—“FINANCIAL STATEMENTS”. WE HAVE INCLUDED IN THIS AMENDMENT ONLY THE COMPLETE FINANCIAL STATEMENTS AS FILED IN THE 2010 FORM 10-K ON JULY 14, 2010, TOGETHER WITH THE AMENDED AUDIT REPORT.

Item 8.	Financial Statements.

THE BOARD OF WATAIRE INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheets of Wataire International, Inc. (a Developmental Stage Company) as of March 31, 2010 and 2009, and the related statements of operations, stockholders equity and cash flows for the periods then ended and for the period from August 17, 2000 (inception) through March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wataire International, Inc. (a Developmental Stage Company) as of March 31, 2010 and 2009, and the results of its’ operations and its’ stockholders equity and cash flows for the periods then ended and for the period from August 17, 2000 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Saint Louis, Missouri
July 14, 2010

WATAIRE INTERNATIONAL, INC.

(Formerly Cimbix Corporation)

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	March 31, 2010	March 31, 2009
Assets
Current Assets
Cash	$57	$35
Accounts receivable	9,000	—
Prepaid expenses & retainer	456	9,766
Sales deposit	10,000	—
Advance on marketing agreements	250,000	250,000
Inventory	249,506	250,456
Total Current Assets	519,019	510,257
Capital assets, net	1	308
Patents, Trademarks	31,434	31,434
Acquisitions of intangibles	2,546,062	2,546,062
Total Assets	$3,096,516	$3,088,061

Liabilities
Current Liabilities
Accounts payable	$472,896	$353,854
Provision and accrued liabilities	9,255	—
Shareholder loan and interest	—	106,589
Due to related parties	84,140	1,280
Deferred revenue	154,924	189,067
Total Current Liabilities	721,215	650,790
Long Term Liabilities
Derivative liability	197,158	—
5% Converible Debentures	90,888
Convertible debenture, net	33,403	—
Total Liabilities	1,042,664	650,790

Stockholders’ Equity
Preferred shares, $0.0001 par value, redeeemable at $0.005
Authorized 20,000,000 shares Issued and outstanding, 27,501 (March 31, 2009: 27,501)	3	3
Common shares, $0.0001 par value:
Authorized 100,000,000 shares Issued and outstanding, 98,710,123 (March 31, 2009: 87,110,123)	9,871	8,711
Additional paid-in capital	13,145,346	12,880,264
Deferred Stock-Based Comp.	(50,667)	—
Deficit accumulated during the development stage	(11,050,701)	(10,451,707)
Total Equity	$2,053,852	$2,437,271
Total Liabilities and Stockholders’ Equity	$3,096,516	$3,088,061

The accompanying notes are an integral part of the financial statements

WATAIRE INTERNATIONAL, INC.

(Formerly Cimbix Corporation)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

	Year ended March 31,		August 17, 2000 (Inception) to March 31,
	2010	2009	2010
Sales	$15,000	$174,540	$503,102
Cost of sales	(18,000)	(149,724)	(394,292)

Gross margin	(3,000)	24,816	108,810
Other income	—	—	9,500
	(3,000)	—	118,310

Expenses
Advances written off	—	149,542	234,542
Amortization	306	307	71,049
Amortization of notes discount	28,505	—	28,505
Bad debt written off	—	2,800	2,800
Donated services	—	—	11,250
Foreign exchange (gain)/loss	—	21,399	(42,356)
General and administrative	98,102	195,132	892,862
Incorporation costs	—	—	2,005
Management fees	180,000	180,000	781,883
Marketing and promotion	54,116	30,692	218,717
Professional fees	144,363	54,126	503,218
Research & Development	—	105,000	202,143
Rent
Settlement of accounts payable	—	—	(3,250)
Stock-based compensation	94,242	—	8,104,292
Travel
Website development costs
Total Expenses	599,634	738,998	11,007,660
Loss from continuing operations	(602,634)	(714,182)	(10,889,350)
Gain/(Loss) from discontinued operations	3,640	—	(111,351)
Net loss for the year	$(598,994)	$(714,182)	$(11,000,701)
Basic and diluted loss per share	(0.01)	(0.01)
Weighted average number of shares outstanding	95,960,534	80,863,905

The accompanying notes are an integral part of the financial statements

WATAIRE INTERNATIONAL, INC.

(Formerly Cimbix Corporation)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			August 17,
	For the year ended		2000 (Inception)
	March 31,		to March 31,
	2010	2009	2010
Operating Activities

Loss from operations	$(598,994)	$(714,182)	$(11,000,701)
Adjustments to reconcile loss to cash used in operating activities :

Amortization	306	307	71,049

Amortization of notes discounts	28,505	—	28,505

Donated services	—	—	11,250

Website development costs written off	—	—	8,700

Shares issued for services	152,000	—	454,070

Stock-based compensation	43,576	—	8,053,626

Advances written off	—	149,542	199,542
Change in non-cash working capital items :

Accounts receivable	(9,000)	2,800	(9,000)

Prepaid expenses and retainers	(690)	(7,486)	(10,456)

Deferred revenue	(34,143)	34,527	154,924

Advance on marketing agreements	—	—	(250,000)

Inventory	950	82,965	(394,952)

Accounts payable and accrued liabilities	173,297	32,546	477,151

Net cash used in operating activities	(244,193)	(418,981)	(2,206,292)

Investing Activities

License payment advanced	—	—	(50,000)

Capital assets	—	—	(922)

Advanced to subsidiaries	—	—	(115,091)

Acquisition of intangibles-net	—	(10,688)	(1,467,624)

Website development costs	—	—	(8,700)

Proceeds from disposition of subsibiaries	—	—	100

Net cash used in investing activities	—	(10,688)	(1,642,237)

Financing Activities

Bank indebtedness	—	(5,885)	—

Shareholder loan & interest	(106,589)	106,589	—

Due to related parties	37,860	(1,000)	39,140

Shares issued for cash	—	330,000	2,937,189

Shares issued for debt	20,000		579,313

Proceeds from Convertible debentures	292,944	—	292,944

Net cash provided by financing activities	244,215	429,704	3,848,586

Increase/(Decrease) in Cash	22	35	57

Cash, beginning	35	—	—

Cash, ending	57	35	57

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	—	—	—
Cash paid during the period for income taxes	—	—	—
Supplemental Disclosure of Non-Cash Items:

Shares issued for Debt	20,000	110,000	579,313

Deferred stock-based compensation	(50,667)	—	(50,667)

Shares issued for Promissory Notes	—	—	365,087

Shares issued for intangibles	—	—	960,000

Exchange of shareholder loan for

Convertible Debt	125,000	—	125,000

The accompanying notes are an integral part of the financial statements

WATAIRE INTERNATIONAL, INC.

(Formerly Cimbix Corporation)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period August 17, 2000 (Inception) to March 31, 2010

(Stated in US Dollars)

	Common Shares	Amount	Share Subscriptions Received	Preferred Shares	Amount	Additional Paid-in Capital	Accum. Deficit	Total Stockholders’ Equity
Common shares issued	200	—				10		10
Share subscriptions			150,280					150,280
Net loss for the period							(216,896)	(216,896)

Balance Sept 30, 2001	200	—	150,280	—	—	10	(216,896)	(66,606)
Share subscriptions			76,105					76,105
Net loss for the year							(29,313)	(29,313)

Balance Sept 30, 2002	200	—	226,385	—	—	10	(246,209)	(19,814)
Share subscriptions			5,000					5,000
Common shares issued	80,160	8	(231,385)			232,542		1,165
Adjustment to number of shares outstanding as a result of the acquisition of Millennium Business Group USA, Inc. Millennium Business Group USA, Inc.	(80,360)	(8)				(232,552)	232,560	—
Cimbix Corporation	170,240	17				232,543	(232,560)	—
Fair value of shares issued in connection with the acquisition of Millennium Business Group USA, Inc.	80,360	8		2,501	1	(9)		—
Net asset deficiencyof legal parent at date of reserve take-over transaction							(20,167)	(20,167)
Common shares issued	2,772	—				13,810		13,810
Common shares issued	1,000	—				7,500		7,500
Donated services						2,250		2,250
Net loss for the year							(98,849)	(98,849)

Balance Sept 30, 2003	254,372	25	—	2,501	1	256,094	(365,225)	(109,105)

The accompanying notes are an integral part of the financial statements

	Common Shares	Amount	Preferred Shares	Amount	Additional Paid-in Capital	Accum. Deficit	Total Stockholders’ Equity
Balance Sept 30, 2003	254,372	25	2,501	1	256,094	(365,225)		(109,105)
Common shares issued	5,000	1			49,999			50,000
Common shares issued	600,000	60			29,940			30,000
Net loss for the year						(227,180)		(227,180)

Balance Sept 30, 2004	859,372	86	2,501	1	336,033	(592,405)		(256,285)
Common shares issued	160,000	16			484			500
Common shares issued	36,000,000	3,600			86,400			90,000
Common shares issued	8,960,000	896			94,304			95,200
Common shares issued	2,440,000	244			121,756			122,000
Common shares issued	250,000	25			11,225			11,250
Disposal of MBG					(140,949)			(140,949)
Net loss for the year						(79,243)		(79,243)

Balance Sept 30, 2005	48,669,372	4,867	2,501	1	509,253	(671,648)		(157,527)
Common shares issued	336,000	34			15,086			15,120
Common shares issued	10,000,000	1,000			619,000			620,000
Common shares issued	440,000	44			109,956			110,000
Common shares issued	1,000,000	100			559,900			560,000
Inventory donated					9,945			9,945
Net loss for the year						(297,661)		(297,661)

Balance Sept 30, 2006	60,445,372	6,045	2,501	1	1,823,140	(969,309)		859,877
Common shares issued	272,536	27			204,375			204,402
Common shares issued	1,834,045	183			880,157			880,340
Common shares issued	1,000,000	100			409,900			410,000
Common shares issued	4,800,000	480			959,520			960,000
Stock-based compensation					8,010,050			8,010,050
Net loss for the year						(8,430,656)		(8,430,656)

Balance Sept 30, 2007	68,351,953	6,835	2,501	1	12,287,142	(9,399,965)		2,894,013
Common shares issued	2,058,823	205			349,795			350,000
Common shares issued	588,235	60			99,940			100,000
Common shares issued	4,400,000	440			219,560			220,000
Cancellation of shares	(1,000,000)	(100)			(409,900)			(410,000)
Preferred shares issued			25,000	2	4,998			5,000
Net loss for the period						(337,560)		(337,560)

Balance March 31, 2008	74,399,011	7,440	27,501	3	12,551,535	(9,737,525)		2,821,453
Common shares issued	1,600,000	160			79,840			80,000
Common shares issued	1,111,112	111			99,889			100,000
Common shares issued	1,000,000	100			59,900			60,000
Common shares issued	1,000,000	100			49,900			50,000
Common shares issued	8,000,000	800			39,200			40,000
Net loss for the year						(714,182)		(714,182)

Balance March 31, 2009	87,110,123	8,711	27,501	3	12,880,264	(10,451,707)		2,437,271
Common shares issued	4,000,000	400			19,600			20,000
Common shares issued for service	7,600,000	760			151,240	(152,000)		—
Amortization of stock-based comp.						101,333		101,333
Warrants issued for compensation					94,242			94,242
Net loss for the period							(548,994)	(548,994)

Balance Dec 31, 2009	98,710,123	9,871	27,501	3	13,145,346	(50,667)	(11,000,701)	2,103,852

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

(e) Website Development Costs

Under the provisions of Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Development or Obtained for Internal Use,” the Company previously capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 “ Accounting of the Impairment of Long Lived Assets.”

(f) Intangible Assets and Amortization

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

(i) Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128. “Earnings Per Share”. SFAS 128 requires presentation of both basic and diluted earnings per share (“ESP”) on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

(j) Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R “Share- Based Payment”, a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R is effective for interim or annual periods beginning after December 15, 2005. The Company adopted FAS 123R on October 1, 2006.

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

(l) Reclassifications

Certain items in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s presentation. These reclassifications have no effect to the previously reported income (loss).

(m) Change in Reporting Year

The Company adopted March 31 as its fiscal year end from September 30 in 2008.

(n) Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe SFAS No. 161 will have a material impact on its financial statements.

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

Aquaduct International. LLC v. Wataire International, Inc. et. AI. This litigation was commenced on December 11, 2008 by the Company’s former distributor over the alleged purchase of certain atmospheric water machines. On July 20, 2009, the Company answered the lawsuit and filed a cross-complaint against the plaintiff for Breach of Contract and Intentional Interference. On February 2, 2010 a confidential settlement agreement and release was effectuated between the parties. The Complaint and cross complaint have been dismissed by the parties with prejudice.

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

Patents, Trademark applications	$31,434

4,800,000 shares issued to Wataire Ecosafe and Canadian Dew Technologies	$960,000
Cash consideration	476,190
Remaining license rights including 11,000,000 shares issued to Wataire Ecosafe	1,109,872
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

Dated: January 26, 2011

WATAIR INC.

By:	/s/ Robert Rosner
Robert Rosner
Chief Executive Officer
Director

By:	/s/ Thomas M. Braid
Thomas M. Braid
Chief Financial Officer and Principal Accounting Officer
Director

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.