Form 10-Q
period 2010-09-30
WATAIR INC.
filed 2011-05-13
CIK 1127007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

WATAIR INC.

(Exact name of registrant as specified in its charter)

_________________

Washington	000-49955	91-2060082
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

#134-9663 Santa Monica Blvd., Beverly Hills, CA 90210
(Address of Principal Executive Offices) (Zip Code)

 877-602-8985
(Registrant’s telephone number, including area code)

 N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes       NO  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes       NO  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,716,886 shares of $0.0001 par value common stock issued as of April 25, 2011.

WATAIR INC.

FORM 10-Q

For the Period Ended September 30, 2010

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18-21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Submission of Matters to a Vote of Security Holders.	22

Item 5.	Other Information.	22

Item 6.	Exhibits and Certifications.	23

 WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$79,579	$57
Accounts receivable	—	9,000
Prepaid expenses	1,500	456
Sales deposit	—	10,000
Advance on marketing agreements	250,000	250,000
Advance on Inventory	121,647	—
Inventory	265,066	249,506
Total Current Assets	717,792	519,019

Capital assets	1	1
Patents and trademarks	36,488	31,434
Acquisitions of intangible assets	2,547,161	2,546,062
Total Assets	$3,301,442	$3,096,516

LIABILITIES
Current Liabilities
Accounts payable	$173,798	$472,896
Provision and accrued liabilities	462,500	9,255
Advances payable	227,096	—
Due to related parties	48,308	84,140
Deferred revenue	121,971	154,924
Total Current Liabilities	1,033,673	721,215

Derivative liability	—	197,158
Convertible Debentures	25,000	90,888
Convertible debenture, net	—	33,403
Total Liabilities	1,058,673	1,042,664

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, redeemable at $0.005,
20,000,000 shares authorized; 27,501 shares issued and outstanding	3	3
Common shares, $0.0001 par value, 500,000,000 shares authorized,
129,716,886 and 98,710,123 shares issued and outstanding at
September 30 and March 31, 2010 respectively	12,972	9,871
Additional paid-in capital	13,452,313	13,145,346
Deferred stock-based compensation	—	(50,667)
Deficit accumulated during the development stage	(11,222,519)	(11,050,701)
Total Equity	2,242,769	2,053,852
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,301,442	$3,096,516

The accompanying notes are an integral part of the financial statements

WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Consolidated Income Statements

(Unaudited)

					August 17, 2000
	For the Three Months Ended		For the Six Months Ended		(Inception)
	September 30,		September 30,		to September 30,
	2010	2009	2010	2009	2010

Sales	$—	$—	$3,322	$—	$506,424
Cost of sales	—	—	(16,241)	—	(410,533)
Gross margin	—	—	(12,919)	—	95,891
Other income Expenses
Advances written off	—	—	—	—	234,542
Amortization	—	77	—	154	71,049
Amortization of notes discount	(28,505)	—	(28,505)	—	—
Bad debt written off	—	—	—	—	2,800
Donated services	—	—	—	—	11,250
Foreign exchange (gain)/loss	—	—	—	—	(42,356)
General and administrative	17,447	18,113	38,337	25,208	931,199
Incorporation costs	—	—	—	—	2,005
Management fees	45,000	45,000	90,000	90,000	871,883
Marketing and promotion	6,500	13,000	26,000	13,000	244,717
Professional fees	19,043	22,884	33,067	35,994	536,285
Research & Development	—	—	—	—	202,143
Settlement of accounts payable	—	—	—	—	(3,250)
Stock-based compensation	—	—	—	—	8,154,292
Total Expenses	59,485	99,074	158,899	164,356	11,216,559

Loss from operation	(59,485)	(99,074)	(171,818)	(164,356)	(11,120,578)
Other income	—	—	—	—	9,500

Loss from continuing operations	(59,485)	(99,074)	(171,818)	(164,356)	(11,111,168)
Loss from discontinued operations	—	—	—	—	(111,351)
Net loss	$(59,485)	$(99,074)	$(171,818)	$(164,356)	$(11,222,519)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding
Basic and diluted	129,717,886	96,231,862	129,717,886	93,225,970

The accompanying notes are an integral part of the financial statements

 WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Consolidated Cash Flow Statements

(Unaudited)

			August 17, 2000
	For the six months ended		(Inception) to
	September 30,	September 30,	Sept 30,
	2010	2009	2010
Operating Activities
Loss from continuing operations	$(171,818)	$(164,356)	$(11,222,519)
Adjustments to reconcile loss to cash used
in operating activities :
Amortization	—	154	71,049
Amortization of notes discounts	(28,505)	—	—
Donated services	—	—	11,250
Website development costs written off	—	—	8,700
Shares issued for services	—	—	454,070
Stock-based compensation	50,667	—	8,154,293
Advances written off	—	—	199,542
Change in non-cash working capital items :
Accounts receivable	9,000	—	—
Prepaid expenses and retainers	8,956	8	(1,500)
Deferred revenue	(32,953)	(20,643)	121,971
Advance on marketing agreements	—	—	(250,000)
Advance on inventory purchase	(121,647)	—	(121,647)
Inventory	(15,560)	—	(410,512)
Accounts payable and accrued liabilities	109,147	73,531	586,298
Net cash used in operating activities	(192,713)	(111,306)	(2,399,005)
Investing Activities
Patents and trademarks	(5,054)	—	(5,054)
License payment advanced	—	—	(50,000)
Capital assets	—	—	(922)
Advanced to subsidiaries	—	—	(115,091)
Acquisition of intangibles-net	(1,099)	—	(1,468,723)
Website development costs	—	—	(8,700)
Proceeds from disposition of subsidiaries	—	—	100
Net cash used in investing activities	(6,153)	—	(1,648,390)
Financing Activities
Bank indebtedness	—	—	—
Advances from customers	242,089	—	242,089
Shareholder loan and interest	—	(106,589)	—
Due to related parties	(5,825)	47,592	33,315
Proceeds from convertible debentures	25,000		25,000
Debentures converted to shares	(292,944)		—
Shares issued for cash	—	—	2,937,189
Shares issued for debt	310,068	172,000	889,381
Net cash provided by financing activities	278,388	111,336	4,126,974
Increase (decrease) in cash	79,522	30	79,579
Cash, beginning	57	35	—
Cash, ending	79,579	65	79,579

5

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

Supplemental Disclosure of Non-Cash Items:
Shares issued for Debt	310,068	—	889,381
Deferred stock-based compensation	50,667	—	8,154,293
Shares issued for Promissory Notes	—	—	365,087
Shares issued for intangible assets	—	—	960,000
Exchange of shareholder loan for
convertible debt	125,000	—	125,000

The accompanying notes are an integral part of the financial statements

WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the period August 17, 2000 (Inception) to September 30, 2010

(Unaudited)

			Share Subscription			Additional	Deferred Stock Based		Total
	Common Shares	Amount	Received	Preferred Shares	Amount	Paid-in Capital	Compensation	Accumulated Deficit	Stockholders’Equity

Common shares issued	200	—				10			10
Share subscriptions			150,280						150,280
Net loss for the period								(216,896)	(216,896)
Balance Sept 30, 2001	200	—	150,280	—	—	10		(216,896)	(66,606)
Share subscriptions			76,105						76,105
Net loss for the year								(29,313)	(29,313)
Balance Sept 30, 2002	200	—	226,385	—	—	10		(246,209)	(19,814)
Share subscriptions			5,000						5,000
Common shares issued	80,160	8	(231,385)			232,542			1,165
Adjustment to number
of shares outstanding as
a result of the acquisition
of Millennium Business
Group USA, Inc.
Millennium Business
Group USA, Inc.	(80,360)	(8)				(232,552)		232,560	-
Cimbix Corporation	170,240	17				232,543		(232,560)	-
Fair value of shares
issued in connection
with the acquisition
of Millennium Business
Group USA, Inc.	80,360	8		2,501	1	(9)			-
Net asset deficiency
of legal parent at date
of reserve take-over
transaction								(20,167)	(20,167)
Common shares issued	2,772					13,810			13,810
Common shares issued	1,000					7,500			7,500
Donated services						2,250			2,250
Net loss for the year								(98,849)	(98,849)
Balance Sept 30, 2003	254,372	25		2,501	1	256,094		(365,225)	(109,105)
Common shares issued	5,000	1				49,999			50,000

Share Subscription			Additional		Deferred Stock Based		Total
	Common Shares	Amount	Received	Preferred Shares		Amount	Paid-in Capital	Compensation	Accumulated Deficit	Stockholders’Equity
Common shares issued	600,000	60					29,940			30,000
Net loss for the year									(227,180)	(227,180)
Balance Sept 30, 2004	859,372	86		2,501		1	336,033		(592.405)	(256,285)
Common shares issued	160,000	16					484			500
Common shares issued	36,000,000	3,600					86,400			90,000
Common shares issued	8,960,000	896					94,304			95,200
Common shares issued	2,440,000	244					121,756			122,000
Common shares issued	250,000	25					11,225			11,250
Disposal of MBG							(140,949)			(140,929)
Net loss for the year									(79,243)	(79,243)
Balance Sept 30, 2005	48,669,372	4,867		2,501		1	509,253		(671,648)	(157,527)
Common shares issued	336,000	34					15,086			15,120
Common shares issued	10,000,000	1,000					619,000			620,000
Common shares issued	440,000	44					109,956			110,000
Common shares issued	1,000,000	100					559,900			560,000
Inventory donated							9,945			9,945
Net loss for the year									(297,661)	(297,661)
Balance Sept 30, 2006	60,445,372	6,045		2,501		1	1,823,140		(969,309)	859,877
Common shares issued	272,536	27					204,375			204,402
Common shares issued	1,834,045	183					880,157			880,340
Common shares issued	1,000,000	100					409,900			410,000
Common shares issued	4,800,000	480					959,520			960,000
Stock-based compensation							8,010,050			8,010,050
Net loss for the year									(8,430,656)	(8,430,656)
Balance Sept 30, 2007	68,351,953	6,835		2,501		1	12,287,142		(9,399,965)	2,894,013
Common shares issued	2,058,823	205					349,795			350,000
Common shares issued	588,235	60					99,940			100,000
Common shares issued	4,400,000	440					219,560			220,000
Shares cancelled	(1,000,000)	(100)					(409,900)			(410,000)
Preferred shares issued				25,000		2	4,998			5,000
Net loss for the year									(337,560)	(337,560)
Balance March 31, 2008	74,399,011	7,440		27,501		3	12,551,535		(9,737,525)	2,821,453
Common shares issued	1,600,000	160					79,840			80,000
Common shares issued	1,111,112	111					99,889			100,000
Common shares issued	1,000,000	100					59,900			60,000
Common shares issued	1,000,000	100					49,900			50,000
Common shares issued	8,000,000	800					39,200			40,000
Net loss for the year									(714,182)	(714,182)
Balance March 31, 2009	87,110,123	8,711		27,501		3	12,880,264		(10,451,707)	2,437,271
Common shares issued	4,000,000	400					19,600			20,000
Common shares issued for service	7,600,000	760					151,240	(152,000)
Amortization of stock based compensation								101,333		101,333
Warrants issued for compensation							94,242			94,242
Net loss for the year									(598,994)	(598,994)
Balance March 31, 2010	98,710,123	9,871		27,501		3	13,145,346	(50,667)	(11,050,701)	2,0533,852
Common shares issued for converted debentures	31,006,763	3,101					306,967			310,068
Amortization of stock based compensation								50,667		50,667
Net loss for the period									(171,818)	(171,818)
Balance Sept 30, 2010	129,716,886	12,972		27,501		3	13,452,313	—	(11,222,519)	2,242,769

WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(Unaudited)

Note 1. General Organization and Business

The Company was incorporated on August 17, 2000 in the State of Washington, USA and the Company's common shares are publicly traded on the OTC Bulletin Board. On September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire International, Inc. On March 11, 2010, the Company approved a name change from Wataire International, Inc. to Watair Inc.

The Company markets and distributes atmospheric water generator machines. It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $11,222,519 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by Watair, Inc. formerly known as Wataire International Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below :

(a) Consolidation

These consolidated financial statements include the accounts of the Company and its’ wholly owned subsidiaries, Petsmo Inc. and Aqua Technologies, Inc. All inter-company transactions and balances have been eliminated.

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

(d) Website Development Costs

Under the provisions of Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use," the Company previously capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 "Accounting of the Impairment of Long Lived Assets."

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

(g) Income Taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h) Basic and Diluted Loss Per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

(i) Stock-based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

(j) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

(m) Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment is not expected to have a material effect of the Company’s financial statements.

Note 3. Related Party Transactions

During the six months ended September 30, 2010, directors of the company charged the Company with Management fees of $90,000.

On July 27, 2010, the Company issued 12,500,000 shares of common stock to the Company’s Chief Executive Officer and Director in the conversion of $125,000 subordinated convertible debenture.

During the year ended March 31, 2010, directors of the company charged the Company with Management fees of $180,000 and Loan interest of $5,000.

Note 4. Common Stock

For the Year Ended March 31, 2009

Share Subscriptions

On April 8, 2008, the Company entered into an agreement to issued 1,600,000 units at $0.05 per unit with Darfield Financial Corp. for an aggregate amount of $80,000. Each unit consists of one common share and one half warrant exercisable at $0.05 per share on or before April 7, 2011.

On May 30, 2008 the Company entered into a private placement agreement to issue 1,111,112 common stock at $0.09 per share for proceeds of $100,000 to two accredited investors and to issue 555,556 common stock to each investor.

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

For the Six Months Ended September 30, 2010

On July 27, 2010, the Company issued 31,006,763 shares of common stock in the conversion of $304,534 principal amount of convertible subordinated debentures. 30,453,400 of these shares were issued in conversion of the principal amount of the debentures and 553,363 shares were issued in conversion of accrued interest thereon of $5,533.63.

On June 21, 2010, in exchange for cash proceeds of $25,000, the Company issued a Convertible Debenture to an accredited investor. The Convertible Debenture has a due date of October 31, 2011. The holder has the right to convert the outstanding principal and accrued interest into common shares of the Company at a price of $0.01 per share.

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

There was no compensation charge associated with stock options included in the statement of operations for the six months ended September 30, 2010 and the year ended March 31, 2010.

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

Note 8. Inventory

At September 30, 2010 and March 31, 2010, inventories are comprised of finished water-from-air machines totaling $265,066, and $249,506, respectively.

Note 9. Intangibles

On April 25, 2007, the Company entered into an agreement to acquire all of the intellectual property ("IP") relating to a water treatment process and related devices for water-from-air machines from Wataire Industries Inc., Canadian Dew Technologies Inc., Terrence Nylander and Roland Wahlgren. Mr. Nylander was at the time of signing the agreement and currently, the President of the Company. Consideration for the

purchase of the IP was $476,190 (CAD $500,000), which was paid on March 31, 2007,the issuance of 4,800,000 shares of common stock of the Company, the agreement by the Company to pay a royalty equal to 5% of the gross profits from the sales of all apparatus or products relating to the IP for a period of 30 years from April 25, 2007 and a royalty equal to 5% of gross licensing revenues on the IP. This consideration is in addition to the 11,000,000 shares of common stock previously issued for the license rights as disclosed in the Company's annual September 30, 2006 audited consolidated financial statements. The IP acquisition was completed in July 2007.

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

Patents, Trademark applications	$31,434

4,800,000 shares issued to wataire Ecosafe and
Canadian Dew Technologies	$960,000
Cash Consideration	$476,190
Remaining license rights including 11,000,000 shares
issued to Wataire Ecosafe	$1,109,872
$2,546,062

Note 10. Deferred Revenue

As of September 30, 2010 and March 31, 2010, deferred revenue totaled $121,971 and $154,924, respectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 11. Subsequent Events

On November 8, 2010, in exchange for debt, the Company issued a Convertible Debenture to the President and CEO of the Company. The Convertible Debenture is non-dilutive and has a due date of November 30, 2012. The holder has the right to convert the outstanding principal and accrued interest into common shares of the Company at a price of $0.01 per share.

On November 8, 2010, in exchange for cash proceeds, the Company issued a Convertible Debenture to an accredited investor under Regulation S rules. The Convertible Debenture is non-dilutive and has a due date of November 30, 2012. The holder has the right to convert the outstanding principal and accrued interest into common shares of the Company at a price of $0.01 per share.

Note 12. Income Taxes

The Company has losses for tax purposes totaling $11,222,519 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Watair Inc. is a Washington corporation incorporated on August 17, 2000.  Watair is currently in the development stage and has completed its acquisition of all of the intellectual property relating a water treatment process and devices for water-from-air machines.  The agreements previously executed between the Company and Ecosafe have been terminated and cancelled and forms part of the current agreement.  To this end, the Company’s future results of operation will be highly dependent upon the success of its efforts to sell and market its products and technologies. The Company plans to sell its products to distributors and also through multiple indirect channels, such as resellers.

Results of Operations for the six months periods ended September 30, 2010 and 2009.

The operating results and cash flows are presented for the six months periods ended September 30, 2010 and 2009 and for the period of inception to September 30, 2010.

For the six months period ended September 30, 2010, we had total revenue of $3,322, compared to Nil for the six months period ended September 30, 2009, an increase of $3,322 from our sales of products.

For the six months period ended September 30, 2010, we had total operating expenses of $158,899, compared to $164,356 for the six months period ended September 30, 2009, a decrease of $5,457.

For the six months periods ended September 30, 2010 and 2009, we had same amount of management fees of $90,000.

For the six months period ended September 30, 2010, we had professional fees of $33,067 compared to $35,994 for the six months period ended September 30, 2009, a decrease of $2,927.

The net loss for the six months period ended September 30, 2010 was $171,818 compared to $164,356 for the six months period ended September 30, 2009, an increase of $7,462.

Plan of Operation

We currently have minimal cash reserves.   Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations.  The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.  The Company engaged a marketing firm to handle the Company’s branding, marketing, advertising, media and public relations for the planned upcoming 2011 North American launch of its consumer product line of atmospheric water generators.  The term of the engagement is for one year, and the Company has paid the marketing firm $250,000 and issued 1,000,000 shares of common stock that has been registered on Form S-8 for their services. The marketing agreements expired and the Company has not commenced its branding and marketing efforts and therefore the shares were not released by the Company. The Company is currently re-negotiating the terms of its agreements with the marketing firm.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through licensing fees and product sales, sale of equity securities and/or debt financing.  We have no cash to fund our operations at this time, so we plan to sell licenses and products, offer common stock in private placements as well as seeking debt financing during the next 12 months to raise up to $2,000,000. We believe the proceeds from such efforts will enable us to expand our operations, buy inventory and start our marketing campaign.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2010, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2010 was $79,579. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $11,172,519. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

We are dependent on external financing.

It is imperative that we raise additional capital to complete our operational plan to promote and commercialize our newly acquired business combinations and activities. We will also require funds to sustain our business operations if we are not successful in earning revenues from our product sales and sub-licensing. We estimate that we would require additional funding of $2,000,000 to pursue our business strategy. If we are unable to obtain equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to expand our current operational plan. Any sale of share capital will result in dilution to existing shareholders.

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

Our success is heavily dependent upon the market acceptance of our Watair branded lines of atmospheric water generators.  If we are unable to timely and appropriately respond to changing consumer demand, the brand Watair distributes may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated.  Lack of acceptance of our brands will have a material impact on the performance of the Company.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the quarter ended September 30, 2010 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the sales of unregistered securities since the Company’s last report filed under this item.

Date Title and Amount (1) Purchaser Underwriter Offering Price/Share

July 27, 2010	18,506,753 shares of common stock issued in the automatic conversion of $179,534 principal amount of convertible subordinated debentures, due October 1, 2011, upon the effectiveness of the increase in the Company’s common stock. 17,953,400 of these shares were issued in conversion of the principal amount of the debentures and 553,363 shares were issued in conversion of accrued interest thereon of $5,533.63.	Three private investors	NA	$0.01
July 27, 2010	12,500,000 shares of common stock issued in the automatic conversion, upon the effectiveness of the increase in the Company’s authorized common stock, of a $125,000 principal amount convertible subordinated debenture, due October 1, 2011, issued to the Company’s Chief Executive Officer in exchange for cancellation of debt in the amount of $125,000 owed by the Company to such officer.	Officer and Director.	NA	$0.01

(1)   The issuances to private investors and a Company officer are viewed by the Company as exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), alternatively, as transactions either not involving any public offering, or as exempt under the provisions of either Regulation D or Regulation S promulgated by the SEC under the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

None

Item 6.  Exhibits

(a) Exhibits

31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. *

31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. *

32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350. *

* Filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2011

WATAIR INC.

By: /S/ “Robert Rosner”

Robert Rosner, Chief Executive Officer and Director

By: /S/ “Thomas M. Braid”

Thomas M. Braid, Chief Financial Officer and Director