Form 10-Q
period 2010-12-31
WATAIR INC.
filed 2011-06-08
CIK 1127007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,716,886 shares of $0.0001 par value common stock issued as of May 15, 2011.

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

 WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$43	$57
Accounts receivable	1,167	9,000
Prepaid expenses	-	456
Sales deposit	-	10,000
Advance on marketing agreements	-	250,000
Advance on Inventory	-	-
Inventory	352,946	249,506
Total Current Assets	354,156	519,019

Capital assets	1	1
Patents and trademarks	36,488	31,434
Acquisitions of intangible assets	2,547,161	2,546,062
Total Assets	$2,937,806	$3,096,516

LIABILITIES
Current Liabilities
Accounts payable	$151,175	$472,896
Provision and accrued liabilities	507,500	9,255
Advances payable	25,000	—
Due to related parties	2,308	84,140
Deferred revenue	100,776	154,924
Total Current Liabilities	786,759	721,215

Derivative liability	—	197,158
Convertible Debentures	128,000	90,888
Convertible debenture, net	—	33,403
Total Liabilities	914,759	1,042,664

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value, redeemable at $0.005,
20,000,000 shares authorized; 27,501 shares issued and outstanding	3	3
Common shares, $0.0001 par value, 500,000,000 shares authorized,
129,716,886 and 98,710,123 shares issued and outstanding at
December 30 and March 31, 2010 respectively	12,972	9,871
Additional paid-in capital	13,452,313	13,145,346
Deferred stock-based compensation	—	(50,667)
Deficit accumulated during the development stage	(11,442,241)	(11,050,701)
Total Equity	2,023,047	2,053,852
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,937,806	$3,096,516

The accompanying notes are an integral part of the financial statements

WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Consolidated Income Statements

(Unaudited)

					August 17, 2000
	For the Three Months Ended		For the Nine Months Ended		(Inception)
	December 31,		December 31,		to December 31,
	2010	2009	2010	2009	2010

Sales	$227,269	$—	$230,591	$—	$733,693
Cost of sales	151,570	—	167,811	—	562,103
Gross margin	75,699	—	62,780	—	171,590
Other income Expenses
Advances written off	—	—	—	—	234,542
Amortization	—	77	—	231	71,049
Amortization of notes discount	-	28,505	(28,505)	28,505	—
Bad debt written off	—	—	—	—	2,800
Donated services	—	—	—	—	11,250
Foreign exchange (gain)/loss	—	—	—	—	(42,356)
General and administrative	24,919	38,176	64,764	64,236	957,626
Incorporation costs	—	—	—	—	2,005
Management fees	45,000	45,000	135,000	135,000	916,883
Marketing and promotion	217,591	19,500	243,591	32,500	462,308
Professional fees	748	36,742	33,815	94,199	537,033
Research & Development	5,655	—	5,655	—	207,798
Settlement of accounts payable	—	—	—	—	(3,250)
Stock-based compensation	—	94,242	—	94,242	8,154,292
Total Expenses	293,913	262,242	454,320	448,913	11,511,980

Loss from operation	(218,214)	(262,242)	(391,540)	(448,913)	(11,340,390)
Other income	—	—	—	—	9,500

Loss from continuing operations	(218,214)	(262,242)	(391,540)	(448,913)	(11,330,890)
Loss from discontinued operations	—	3,640	—	3,640	(111,351)
Net loss	$(218,214)	$(258,602)	$(391,540)	$(445,273)	$(11,442,241)

Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding
Basic and diluted	129,717,886	96,231,862	129,717,886	93,225,970

The accompanying notes are an integral part of the financial statements

 WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Consolidated Cash Flow Statements

(Unaudited)

			August 17, 2000
	For the nine months ended		(Inception) to
	December 31,	December 31,	Dec 31,
	2010	2009	2010
Operating Activities
Loss from continuing operations	$(391,540)	$(445,273)	$(11,442,241)
Adjustments to reconcile loss to cash used
in operating activities :
Amortization	—	231	71,049
Amortization of notes discounts	(28,505)	28,505	—
Donated services	—	—	11,250
Website development costs written off	—	—	8,700
Shares issued for services	—	—	454,070
Stock-based compensation	50,667	157,575	8,154,293
Advances written off	—	—	199,542
Change in non-cash working capital items :
Accounts receivable	7,833	—	(1,167)
Prepaid expenses and retainers	10,456	8,361	-
Deferred revenue	(54,148)	(28,143)	100,776
Advance on marketing agreements	250,000	—	-
Advance on inventory purchase	(89,580)	—	(89,580)
Inventory	(13,859)	—	(408,811)
Accounts payable and accrued liabilities	131,523	143,923	608,674
Net cash used in operating activities	(127,153)	(134,821)	(2,333,445)
Investing Activities
Patents and trademarks	(5,054)	—	(5,054)
License payment advanced	—	—	(50,000)
Capital assets	—	—	(922)
Advanced to subsidiaries	—	—	(115,091)
Acquisition of intangibles-net	(1,099)	—	(1,468,723)
Website development costs	—	—	(8,700)
Proceeds from disposition of subsidiaries	—	—	100
Net cash used in investing activities	(6,153)	—	(1,648,390)
Financing Activities	-	-	-
Bank indebtedness	—	—	—
Advances from customers	25,000	—	25,000
Shareholder loan and interest	—	18,411	—
Due to related parties	(36,832)	46,013	2,308
Proceeds from convertible debentures	128,000	74,625	128,000
Debentures converted to shares	(292,944)		—
Shares issued for cash	—	—	2,937,189
Shares issued for debt	310,068	-	889,381
Net cash provided by financing activities	133,292	139,049	3,981,878
Increase (decrease) in cash	(14)	4,228	43
Cash, beginning	57	35	—
Cash, ending	43	4,263	43

5

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	—	—
Cash paid for income taxes	—	—	—

Supplemental Disclosure of Non-Cash Items:
Shares issued for Debt	310,068	172,000	889,381
Deferred stock-based compensation	50,667	(88,667)	8,154,293
Shares issued for Promissory Notes	—	—	365,087
Shares issued for intangible assets	—	—	960,000
Exchange of shareholder loan for
convertible debt	-	125,000	125,000

The accompanying notes are an integral part of the financial statements

WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the period August 17, 2000 (Inception) to December 31, 2010

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
Fair value of shares
issued in connection
with the acquisition
of Millennium Business
Group USA, Inc.	80,360	8		2,501	1	(9)			-
Net asset deficiency
of legal parent at date
of reserve take-over
transaction								(20,167)	(20,167)
Common shares issued	2,772					13,810			13,810
Common shares issued	1,000					7,500			7,500
Donated services						2,250			2,250
Net loss for the year								(98,849)	(98,849)
Balance Sept 30, 2003	254,372	25		2,501	1	256,094		(365,225)	(109,105)
Common shares issued	5,000	1				49,999			50,000

Share Subscription			Additional		Deferred Stock Based		Total
	Common Shares	Amount	Received	Preferred Shares		Amount	Paid-in Capital	Compensation	Accumulated Deficit	Stockholders’Equity
Common shares issued	600,000	60					29,940			30,000
Net loss for the year									(227,180)	(227,180)
Balance Sept 30, 2004	859,372	86		2,501		1	336,033		(592.405)	(256,285)
Common shares issued	160,000	16					484			500
Common shares issued	36,000,000	3,600					86,400			90,000
Common shares issued	8,960,000	896					94,304			95,200
Common shares issued	2,440,000	244					121,756			122,000
Common shares issued	250,000	25					11,225			11,250
Disposal of MBG							(140,949)			(140,929)
Net loss for the year									(79,243)	(79,243)
Balance Sept 30, 2005	48,669,372	4,867		2,501		1	509,253		(671,648)	(157,527)
Common shares issued	336,000	34					15,086			15,120
Common shares issued	10,000,000	1,000					619,000			620,000
Common shares issued	440,000	44					109,956			110,000
Common shares issued	1,000,000	100					559,900			560,000
Inventory donated							9,945			9,945
Net loss for the year									(297,661)	(297,661)
Balance Sept 30, 2006	60,445,372	6,045		2,501		1	1,823,140		(969,309)	859,877
Common shares issued	272,536	27					204,375			204,402
Common shares issued	1,834,045	183					880,157			880,340
Common shares issued	1,000,000	100					409,900			410,000
Common shares issued	4,800,000	480					959,520			960,000
Stock-based compensation							8,010,050			8,010,050
Net loss for the year									(8,430,656)	(8,430,656)
Balance Sept 30, 2007	68,351,953	6,835		2,501		1	12,287,142		(9,399,965)	2,894,013
Common shares issued	2,058,823	205					349,795			350,000
Common shares issued	588,235	60					99,940			100,000
Common shares issued	4,400,000	440					219,560			220,000
Shares cancelled	(1,000,000)	(100)					(409,900)			(410,000)
Preferred shares issued				25,000		2	4,998			5,000
Net loss for the year									(337,560)	(337,560)
Balance March 31, 2008	74,399,011	7,440		27,501		3	12,551,535		(9,737,525)	2,821,453
Common shares issued	1,600,000	160					79,840			80,000
Common shares issued	1,111,112	111					99,889			100,000
Common shares issued	1,000,000	100					59,900			60,000
Common shares issued	1,000,000	100					49,900			50,000
Common shares issued	8,000,000	800					39,200			40,000
Net loss for the year									(714,182)	(714,182)
Balance March 31, 2009	87,110,123	8,711		27,501		3	12,880,264		(10,451,707)	2,437,271
Common shares issued	4,000,000	400					19,600			20,000
Common shares issued for service	7,600,000	760					151,240	(152,000)
Amortization of stock based compensation								101,333		101,333
Warrants issued for compensation							94,242			94,242
Net loss for the year									(598,994)	(598,994)
Balance March 31, 2010	98,710,123	9,871		27,501		3	13,145,346	(50,667)	(11,050,701)	2,0533,852
Common shares issued for converted debentures	31,006,763	3,101					306,967			310,068
Amortization of stock based compensation								50,667		50,667
Net loss for the period									(391,540)	(391,540)
Balance Dec 31, 2010	129,716,886	12,972		27,501		3	13,452,313	—	(11,442,241)	2,023,047

WATAIR INC.

(formerly Wataire International, Inc.)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $11,442,241 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

Note 2. Significant Accounting Policies

The unaudited consolidated financial statements have been prepared by Watair, Inc. formerly known as Wataire International Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended December 31, 2010, are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Note 3. Related Party Transactions

During the nine months ended December 31, 2010, directors of the company charged the Company with Management fees of $135,000.

On November 15, 2010, in exchange for debt, the Company issued a Convertible Debenture in the amount of $38,000 to the President and CEO of the Company. The Convertible Debenture is non-dilutive and has a due date of November 30, 2012. The holder has the right to convert the outstanding principal and accrued interest into common shares of the Company at a price of $0.01 per share.

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

For the Nine Months Ended December 31, 2010

On November 8, 2010, in exchange for cash proceeds, the Company issued a Convertible Debenture in the amount of $65,000 to an accredited investor under Regulation S rules. The Convertible Debenture is non-dilutive and has a due date of November 30, 2012. The holder has the right to convert the outstanding principal and accrued interest into common shares of the Company at a price of $0.01 per share.

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

There was no compensation charge associated with stock options included in the statement of operations for the nine months ended December 31, 2010 and the year ended March 31, 2010.

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

Note 8. Inventory

At December 31, 2010 and March 31, 2010, inventories are comprised of finished water-from-air machines totaling $352,946, and $249,506, respectively.

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

The intangibles consist of patents and trademark applications of $36,488 and the cost of the acquisition of IP Technology of $2,547,161 as described above.

Patents, Trademark applications	$36,488

4,800,000 shares issued to wataire Ecosafe and
Canadian Dew Technologies	$960,000
Cash Consideration	$476,190
Remaining license rights including 11,000,000 shares
issued to Wataire Ecosafe	$1,109,872
$2,546,062

Note 10. Deferred Revenue

As of December 31, 2010 and March 31, 2010, deferred revenue totaled $100,776 and $154,924, spectively, consisting of cash payments made by customers in advance of product shipment. Revenue will be recognized when finished goods are shipped to the customer.

Note 11. Subsequent Events

On May 18 the Company accepted the resignation of Thomas Braid as director and officer of the Company.

Note 12. Income Taxes

The Company has losses for tax purposes totaling $11,442,241 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

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

Results of Operations for the six months periods ended December 31, 2010 and 2009.

The operating results and cash flows are presented for the nine months periods ended December 31, 2010 and 2009 and for the period of inception to December 31, 2010.

For the nine months period ended December 31, 2010, we had total revenue of $230,591, compared to Nil for the nine month period ended December 31, 2009, an increase of $230,591 from our sales of products.

For the nine month period ended December 31, 2010, we had total operating expenses of $454,320, compared to $448,913 for the nine month period ended December 31, 2009, an increase of $5,407.

For the nine month periods ended December 31, 2010 and 2009, we had the same amount of management fees of $135,000.

For the nine month period ended December 31, 2010, we had professional fees of $33,815 compared to $94,199 for the nine month period ended December 31, 2009, a decrease of $60,384.

The net loss for the nine month period ended December 31, 2010 was $391,540 compared to $445,273 for the nine month period ended December 31, 2009, an decrease of $53,733.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2010, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of December 31, 2010 was $43. Since inception, we have recognized no significant revenue. We have accumulated operating losses of $11,442,241. At the present time, and over the next twelve months, our primary focus will be to develop our marketing plan, new initiatives and operational plan to establish sales and to explore various methods for raising additional funds.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the quarter ended December 31, 2010 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

None

Item 6.  Exhibits

(a) Exhibits

31 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. *

32 Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350. *

* Filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 7, 2011

WATAIR INC.

(Registrant)

By: /S/ “Robert Rosner”

Robert Rosner,

President, Chief Executive and Chief Financial Officer