Form 10-K
period 2011-03-31
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2011

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number: 000-49955

WATAIR INC.

(formerly Wataire International , Inc.)

(Exact name of registrant as specified in its charter)

Washington	91-2060082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#134-9663 Santa Monica Blvd.,

Beverly Hills, CA 90210

(Address of principal executive offices, including Zip Code)

877-602-8985

(Issuer’s telephone number, including area code)

Not applicable

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 129,716,886 shares of common stock as of May 15, 2011.

2

Cautionary Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue, “and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;

●	risk that we fail to meet the requirements of the agreements under which we acquired our business interests, including any cash payments to the business operations, which could result in the loss of our right to continue to operate or develop the specific businesses described in the agreements;

●	risk that we will be unable to secure additional financing in the near future in order to commence and sustain our planned development and growth plans;

●	risk that we cannot attract, retain and motivate qualified personnel, particularly employees, consultants and contractors for our operations;

●	risks and uncertainties relating to the various industries and operations we are currently engaged in;

●	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future growth, development or expansion will not be consistent with our expectations;

●	risks related to the inherent uncertainty of business operations including profit, cost of goods, production costs and cost estimates and the potential for unexpected costs and expenses;

●	risks related to commodity price fluctuations;

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;

●	risks related to environmental regulation and liability;

●	risks related to tax assessments;

●	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this quarterly report, “Greater Cannabis,” the “Company,” “we,” “us,” or “our” refer to The Greater Cannabis Company, Inc., unless otherwise indicated.

VYRE NETWORK

(formerly Wataire International, Inc.)

March 31, 2011, and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VYRE NETWORK. (formerly Wataire International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vyre Network and its subsidiaries (the ‘Company’) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2011, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $11,655,909 and net loss of $605,208. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statement and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

 OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2022.

December 29, 2023

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2011, and March 31, 2010

	March 31, 2011	March 31, 2010
	(Audited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$87	$57
Account Receivables	-	9,000
Other receivables	-	250,456
Inventory	42,500	249,506
Total current assets	42,587	519,019
OTHER ASSETS
Capital assets	1,098	-
Patents and trademarks	40,082	31,434
Acquisitions of intangible assets	2,546,062	2,546,062

Total assets	$2,629,829	$3,096,516

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$152,450	$472,896
Provision and accrued liabilities	540,000	9,255
Notes payable	128,000	-
Due to related party	-	84,140
Deferred Revenue	-	154,924

Total current liabilities	820,450	721,215

Derivative liability	-	124,291
Total liabilities	820,450	721,215
		1,042,664
STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 129,716,886 and 98,710,123 shares issued and outstanding at March 31, 2011 and March 31, 2010 respectively.	12,972	9,871
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,358,071	13,145,346
Deferred stock-based compensation	94,242	(50,667)
Accumulated deficit	(11,655,909)	(11,050,701)

Total stockholders’ (deficiency)	1,809,379	2,053,852
Total liabilities and stockholders’ (deficiency)	$2,629,829	$3,096,516

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended March 31, 2011, and 2010

	March 31, 2011	March 31, 2010

Revenue	161,941	15,000
Cost of sales	276,492	(18,000)
Gross (loss)	(114,551)	(3,000)

Operating Expenses:

Management fees	180,000	180,000
Marketing and promotion	244,180	54,116
Professional fees	31,653	144,363
General and administrative	34,824	221,155
Total operating expenses	490,657	599,634

Income (loss) from operations	(605,208)	(602,634)

Other income (expenses):
Gain from discontinued operation	-	3,640
Amortization of debt discounts	-	-
Total other income (expenses)	-	3,640

Income (loss) before provision for income taxes	(605,208)	(598,994)

Net loss	$(605,208)	$(598,994)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	129,716,886	98,710,123

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended March 31, 2011 and 2010

	Common		Series A		Additional	Deferred	Accumulated
			Preferred
	stock		stock		Paid in	Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
March 31, 2010:
Balances at April 1, 2019	98,710,123	$9,871	27,501	$3	$13,145,346	$(50,667)	$(10,451,707)	$2,652,846
Net loss for the year ended March 31, 2010		-		-	-	-	(598,994)	(598,994)
Balances at March 31, 2010	98,710,123	$9,871	27,501	$3	$13,145,346	$(50,667)	$(11,050,701)	$2,053,852

Balances at April 1, 2010	98,710,123	$9,871	27,501	$3	$13,145,346	$(50,667)	$(11,050,701)	$2,053,852
Common stock issued	31,006,763	3,101	-	-	212,725	-	-	215,826

Deferred Stock Based compensation	-	-	-	-	-	144,909		144,909
Net loss for the year ended March 31, 2011	-	--	-	--	--	--	(605,208)	(605,208)
		-		-	-	-
Balances at March 31, 2011	129,716,886	$12,972	27,501	$3	$13,358,071	$94,242	$(11,655,909)	$1,809,379

The accompanying notes are an integral part of these audited financial statements.

  VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended March 31, 2011, and 2010

	March 31, 2011	March 31, 2010

OPERATING ACTIVITIES
Net income (loss)	$(605,208)	$(598,994)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	(28,505)	28,881
Impairment of assets	40,082	-
Shares issued for service		152,000
Stock-based compensation	50,667	43,576
Changes in operating assets and liabilities:
Accounts receivable	8,270	(9,000)
Prepaid expenses	2,426	(690)
Deferred revenue	(154,924)	(34,143)
Advance on marketing	250,000
Inventory	207,006	950
Accounts payable and accrued liabilities	228,804	128,297

Net cash used in operating activities	(33,434)	(289,193)

INVESTING ACTIVITIES
Patent and trademark	(8,160)	-
License payment advanced	(1,097)	-
	-	-
Net cash used in investing activities	(9,257)	-

FINANCING ACTIVITIES
Advance from customers	25,000	-
Shareholder loan and interest	-	(106,589)
Due to related parties	(81,332)	82,860
Proceed from convertible debenture	128,000	292,944
Debenture converted to shares	(292,944)	-
Shares issued for debt	310,068	20,000

Net cash provided by financing activities	88,792	289,215

NET INCREASE (DECREASE) IN CASH	46,101	22

CASH BALANCE, BEGINNING OF PERIOD	57	35

CASH BALANCE, END OF PERIOD	$46,158	$57

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011 and March 31, 2010

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The company was incorporated in August 17, 2000 in the State of Washington, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board. On September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire International, Inc. On March 11, 2010, the Company approved a name change from Wataire International, Inc. to Watair Inc.

The Company markets and distributes atmospheric water generator machines. It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $11,870,065 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The consolidated financial statements have been prepared by Watair, Inc. formerly known as Wataire International Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

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

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011 and March 31, 2010

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

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011, and March 31, 2010

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

(m) Recently Issued Accounting Pronouncements

Cash and Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. For the periods presented, the Company had no in cash equivalents.

Notes and Accounts Receivable

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of its customers to make required payments for products and other consideration delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of customers, review of historical receivables and reserve trends and other pertinent information. If the financial condition of customers deteriorates or an unfavorable trend in receivable collections is experienced in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

Income Taxes

In accordance with Accounting Standards Codification (ASC) 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The asset and liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011 and March 31, 2010

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of March 31, 2011, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Financial Instruments and Fair Value of Financial Instruments

We follow ASC Topic 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC Topic 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements that establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011 and March 31, 2010

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. Except for derivative liabilities, we had no financial assets or liabilities carried and measured on a recurring or nonrecurring basis during the reporting periods.

Derivative Liabilities

We evaluate convertible notes payable, stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

Long-lived Assets

Long-lived assets such as property and equipment and intangible assets are periodically reviewed for impairment. We test for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011, and March 31, 2010

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of our common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.

Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service may be fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist if the instruments are fully vested on the date of agreement, we determine such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to expense over the contract period. When it is appropriate for us to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values.

Related Parties

A party is considered to be related to us if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include our principal owners, our management, members of the immediate families of our principal owners and our management and other parties with which we may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties, or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests, is also a related party.

During the three months ended March 31, 2011, directors of the company charged the Company with Management fees of $10,000.

During the three months ended March 31, 2011, The Company issued additional capital of common shares of 250,000,000 Common stock at a price of $0.01 per share.

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011 and March 31, 2010

Revenue Recognition

Revenue recognition:

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018. In accordance with ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, in accordance with the following five-step process:

●	Identify the contract(s) with a customer
●	Identify the performance obligations
●	Determine the transaction price
●	Allocate the transaction price
●	Recognize revenue when the performance obligations are met

During the periods presented, all revenue was from sales of cannabis products. The Company has determined the sole performance obligation to be the delivery of the purchased goods to the customers, and as such, recognizes revenue at the time the customer takes possession.

Loss per Share

We compute net loss per share in accordance with FASB ASC 260. The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the periods presented, the Company excluded --------- shares relating to the Series A Convertible Preferred Stock, shares relating to convertible notes payable to third parties

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011, and March 31, 2010

Recently Enacted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently evaluating the impact of the adoption of ASU 2020-06 on our financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our financial statements.

Other standards not presented are not deemed to be material.

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011, and March 31, 2010

NOTE 2: GOING CONCERN

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future obligations as they become due within one year after the date the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2011, the Company had cash of $87, total current liabilities of $820,450, and negative working capital of $777,863. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Our future plans include securing additional funding sources.

There is no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available through external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material effect on the business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing shareholders. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through March 2012.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty related to our ability to continue as a going concern.

NOTE 3: INCOME TAXES

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

VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2011, and March 31, 2010

NOTE 4: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. On May 18, the Company accepted the resignation of Thomas Braid as Director and officer of the Company.

WATAIR INC

(formerly Wataire International , Inc.)

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Our independent auditors, Olayinka Oyebola & Co., have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations and net stockholder's deficit.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.

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

We import some of our products into the United States and Canada from foreign countries for resale. All of our import operations are subject to tariffs and quotas set by the U.S. and other countries’ governments through mutual agreements or bilateral actions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws, could harm our business. Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Initiative and the European Economic Area Agreement, and the activities and regulations of the World Trade Organization. Trade agreements can also impose requirements which adversely affect our business, such as setting quotas on products that may be imported from a particular country into our key market, the United States. In fact, some trade agreements can provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

7

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

On behalf of: WATAIR, INC.

January 26, 2024	/s/ David Hill
Chief Executive Officer, Vyre Network
(Principal executive officer).

9