Form 10-Q
period 2011-06-30
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

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

3

WATAIR INC

(formerly Wataire International , Inc.)

JUNE 30, 2011

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED BALANCE SHEETS

June 30, 2011 (unaudited) and March 31, 2011

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$108	$87
Inventory	40,076	42,500
Total current assets	40,184	42,587

OTHER ASSETS
Capital assets	1,098	1,098
Patents and trademarks	-	40,082
Acquisitions of intangible assets	2,418,758	2,546,062

Total assets	$2,460,040	$2,629,829

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$93,667	$152,450
Provision and accrued liabilities	300,000	540,000
Notes payable	158,650	128,000
Convertible notes payable	62,500	-

Total current liabilities and total liabilities	614,817	820,450

STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 379,716,886 and 129,716,886 shares issued and outstanding at March 31, 2011 and June 30, 2011 respectively.	37,972	12,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,677,313	13,358,071
Deferred stock-based compensation	-	94,242
Accumulated deficit	(11,870,065)	(11,655,909)

Total stockholders’ (deficiency)	1,845,223	1,809,379
Total liabilities and stockholders’ (deficiency)	$2,460,040	$2,629,829

The accompanying notes are an integral part of these consolidated financial statements.

WATAIR INC

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011 and 2010 (Unaudited)

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Revenue:
Sales	2,633	3,322
Total revenue	2,633	3,322

Cost of sales	2,562	(16,241)
Gross profit (loss)	71	(12,919)

Operating Expenses:
Amortization	127,303	-
General and administrative	876	20,471
Impairment of assets	40,082	-
Management fees	10,000	45,000
Marketing and promotion	6,350	19,500
Consulting fees	26,100	-
Professional fees	3,516	14,024
Total operating expenses	214,227	98,995

Income (loss) from operations	(214,156)	(111,914)

Other income (expenses):
Interest expense	-	-
Amortization of debt discounts	-	-
Total other income (expenses)	-	-

Income (loss) before provision for income taxes	(214,156)	(111,914)
Provision for income taxes	-	-

Net loss	$(214,156)	$(111,914)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	379,716,886	129,716,886

The accompanying notes are an integral part of these consolidated financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010 (Unaudited)

	Common			Series A Preferred			Additional
	stock			stock			Paid in	Accumulated
For the three months ended	Shares	Amount		Shares	Amount		Capital	Deficit	Total
June 30, 2010:
Balances at March 31, 2010	98,710,123		$9,871	27,501		$3	$13,145,346	$(11,050,701)		$(2,053,852)
Net loss for the three months ended June 30, 2010								(111,914)		(	)
Balances at June 30, 2010		$			$		$	$	$

For the three months ended June 30, 2011:

Balances at March 31, 2011	129,716,886		$12,972	27,501		$3	$13,358,071	$(11,655,909)		$1,809,379
Additional Capital	250,000,000		25,000	-		-	225,000	-		250,000
Net loss for the three months ended June 30, 2011	-		-	-		-	-	(214,156)		(214,156)
Balances at June 30, 2011	379,716,886		$37,972	27,501		$3	$13,583,071	$(11,870,065)		$1,845,223

The accompanying notes are an integral part of these financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended June 30, 2011 and 2010 (Unaudited)

	June 30, 2011	June 30, 2010
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(214,156)	$(111,914)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	127,304	-
Impairment of assets	40,082	-
Stock-based compensation	-	38,000
Changes in operating assets and liabilities:
Accounts receivable	-	19,000
Inventory	2,426	4,241
Accounts payable and accrued liabilities	(48,783)	(87,492)
Net cash used in operating activities	(93,127)	(138,165)

INVESTING ACTIVITIES
License payment advanced	-	(5,054)
Net cash used in investing activities	-	(5,054)

FINANCING ACTIVITIES
Due to related parties	-	274,419
Notes payable	30,650	-
Convertible notes payable	62,500	-
Net cash provided by financing activities	93,150	274,419

NET INCREASE (DECREASE) IN CASH	23	131,200

CASH BALANCE, BEGINNING OF PERIOD	87	57

CASH BALANCE, END OF PERIOD	$110	$131,257

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Watair, Inc. (the “Company”) was incorporated in August 17, 2000 in the State of Washington, USA and the Company’s common shares are publicly traded on the OTC Bulletin Board. On September 26, 2006, the Company approved a name change from Cimbix Corporation to Wataire International, Inc. On March 11, 2010, the Company approved a name change from Wataire International, Inc. to Watair Inc.

The Company markets and distributes atmospheric water generator machines. It also owns all of the intellectual property relating to a water treatment process and devices for water-from-air machines. Management plans to further evaluate, develop and manage the commercialization, sub-license and/or commercial sale of these products.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $11,870,065 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The unaudited consolidated financial statements have been prepared by Watair, Inc. formerly known as Wataire International Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of June 30, 2011 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the three months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012.

Certain information and finance disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2012 as included in our report on Form 10-K.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2011, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the three months ended June 30, 2011, directors of the company charged the Company with Management fees of $10,000.

During the three months ended June 30, 2011, The Company issued additional capital of common shares of 250,000,000 Common stock at a price of $0.01 per share.

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options, warrants and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per share are excluded from the calculation. For the periods presented, the Company excluded --------- shares relating to the Series A Convertible Preferred Stock (see Note H), shares relating to convertible notes payable to third parties (Please see NOTE E - NOTES PAYABLE TO THIRD PARTIES for further information) and shares relating to outstanding warrants (Please see NOTE G - CAPITAL STOCK AND WARRANTS for further information) from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive.

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE B - GOING CONCERN

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of June 30, 2011, the Company had cash of $108, total current liabilities of $614,817, and negative working capital of $574,633. For the three months ended June 30, 2011, we incurred a net loss of $214,156 and used $(93,127) cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE H - INCOME TAXES

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

F-18

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

NOTE I – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued. On May 18, the Company accepted the resignation of Thomas Braid as Director and officer of the Company.

F-19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

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

4

Results of operations

The Company’s revenue for the three months ended June 30, 2011 decrease to $2,633 from $3,322 for the period ended 2010.

Our operating expenses in the three months ended June 30, 2011 increased to $214,227, from $98,995 for the same period of 2010. Major operating expenses include management fees of $10,000, amortization expense, professional fees and consulting fees.

The increase is mainly due from the amortization & impairment of assets from $127,303 & $40,082 to $0 & $0 respectively for the three months ended June 30, 2011 and 2010.

Our net loss for the three months ended June 30, 2011, was $214,156 as compared to the net loss of $111,914 during the same quarter in 2010.

Liquidity and Capital Resources

We had $108 cash at June 30, 2011, compared to $87 cash at March 31, 2011.

At June 30, 2011, we had $62,500 in convertible notes payable compared to $nil at March 31, 2011.

The following table provides detailed information about our net cash flows for the three months ended June 30, 2011 and 2010.

	June 30, 2011	June 30, 2010
Net cash used in operating activities	$(93,127)	$(138,185)
Net cash used in investing activities	-	(5,054)
Net cash provided by financing activities	93,150	274,419
Net decrease in cash	$23	131,200

Critical Accounting Policies and Estimates

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following significant policies as critical to the understanding of our financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management expects to make judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results.

5

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, Robert Rosner, the Company’s Chief Executive Officer and Chief Financial Officer (principal executive, financial and accounting officer), and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

6

Changes in Internal Controls

During the quarter ended June 30, 2011, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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