Form 10-Q
period 2011-09-30
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2011

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

As used in this quarterly report, “Watair Inc,” the “Company,” “we,” “us,” or “our” refer to Watair Inc formerly Wataire International Inc., unless otherwise indicated.

3

WATAIR INC

(formerly Wataire International , Inc.)

SEPTEMBER 30, 2011

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED BALANCE SHEETS

September 30, 2011 (unaudited) and March 31, 2011

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$175	$87
Inventory	39,895	42,500
Total current assets	40,070	42,587

OTHER ASSETS
Capital assets	1,098	1,098
Patents and trademarks	-	40,082
Acquisitions of intangible assets	2,291,455	2,546,062

Total assets	$2,332,623	$2,629,829

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$118,667	$152,450
Provision and accrued liabilities	300,000	540,000
Notes payable	158,650	128,000
Convertible notes payable	62,500	-

Total current liabilities and total liabilities	639,817	820,450

STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 379,716,886 and 129,716,886 shares issued and outstanding at December 31 and March 31, 2010 respectively.	37,972	12,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,677,313	13,358,071
Deferred stock-based compensation	-	94,242
Accumulated deficit	(12,022,482)	(11,655,909)

Total stockholders’ (deficiency)	1,692,806	1,809,379
Total liabilities and stockholders’ (deficiency)	$2,332,623	$2,629,829

The accompanying notes are an integral part of these consolidated financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended September 30, 2011 and 2010 (Unaudited)

Six Months Ended Sept 30, Three Months Ended Sept 30

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	3,570	3,322	937	-
Total revenue	3,570	3,322	937	-

Cost of sales	2,606	16,241	180	-
Gross profit (loss)	964	(12,919)	757	-

Operating Expenses:
Amortization	254,606	-	127,303	-
General and administrative	59,333	38,337	25,868	17,447
Impairment of assets	40,082	-	-	-
Management fees	10,000	90,000	-	45,000
Marketing and promotion	-	26,000	-	6,500
Consulting fees	-	-	-	-
Professional fees	3,516	33,067	-	19,043
Total operating expenses	367,537	187,404	153,171	87,990

Income (loss) from operations	(366,573)	(200,323)	(152,414)	(87,990)

Other income (expenses):
Interest expense	-	-	-	-
Amortization of debt discounts	-	28,505	-	28,505
Total other income (expenses)	-	28,505	-	28,505

Income (loss) before provision for income taxes	(366,573)	(171,818)	(152,414)	(59,485)
Provision for income taxes	-	-	-	-

Net loss	$ (366,573)	$ (171,818)	$(152,414)	$(59,485)

Basic and diluted income (loss) per common share	$ (0.00)	(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	379,716,886	129,716,886	379,716,886	129,716,886

The accompanying notes are an integral part of these consolidated financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended September 30, 2011 and 2010 (Unaudited)

	Series A Preferred					Additional
	stock			Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount		Shares	Amount	Capital	Deficit	Total
June 30, 2010:
Balances at March 31, 2010	98,710,123		$9,871	27,501	$3	$13,145,346	$(11,050,701)		$(2,053,852)
Net loss for the three months ended June 30, 2010							(111,914)		(	)
Balances at Sept 30, 2010		$		27,501	$3	$	$	$

For the three months ended Sept 30, 2011:

Balances at March 31, 2011	129,716,886		$3	27,501	$3	$13,358,071	$(11,655,909)		$1,809,379
Additional Capital	250,000,000		25,000		-	225,000	-		250,000
Net loss for the six months ended Sept 30, 2011	-		-	-	-	-	(366,573)		(366,573)
Balances at Sept 30, 2011	379,716,886		$37,972	27,501	$3	$13,583,071	$(12,022,482)		$1,692,806

The accompanying notes are an integral part of these financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended September 30, 2011 and 2010 (Unaudited)

Six Months Ended September 30,

	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(366,573)	$(171,818)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	254,606	(28,505)
Impairment of assets	40,082	-
Stock-based compensation	-	50,667
Changes in operating assets and liabilities:
Accounts receivable	-	9,000
Inventory	2,606	(15,560)
Accounts payable and accrued liabilities	(273,783)	(36,497)
Net cash used in operating activities	(343,062)	(192,713)

INVESTING ACTIVITIES
License payment advanced	-	(5,054)
Net cash used in investing activities	-	(5,054)

FINANCING ACTIVITIES
Due to related parties	-	(5,825)
Advances from customers		242,089
Notes payable	30,650	-
Shares issued for cash		(292,944)
Shares issued for debt	250,000	308,967
Convertible notes payable	62,500	-
Net cash provided by financing activities	343,150	252,287

NET INCREASE (DECREASE) IN CASH	88	54,520

CASH BALANCE, BEGINNING OF PERIOD	87	57

CASH BALANCE, END OF PERIOD	$175	$54,577

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2011 and 2010

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $12,022,482 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The unaudited consolidated financial statements have been prepared by Watair, Inc. formerly known as Wataire International Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

(i) Stock-based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

For the Six Months Ended September 30, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of September 30, 2011 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the six months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2011, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Six Months Ended September 30, 2011 and 2010

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

For the Six Months Ended September 30, 2011 and 2010

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

During the six months ended September 30, 2011, directors of the company charged the Company with Management fees of $10,000.

During the six months ended September 30, 2011, The Company issued additional capital of common shares of 250,000,000 Common stock at a price of $0.01 per share.

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2011 and 2010

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

For the Six Months Ended September 30, 2011 and 2010

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

For the Six Months Ended September 30, 2011 and 2010

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2011, the Company had cash of $175, total current liabilities of $639,817, and negative working capital of $599,747. For the Six months ended September 30, 2011, we incurred a net loss of $366,573 and used $(343,062) cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

For the Six Months Ended September 30, 2011 and 2010

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

For the Six Months Ended September 30, 2011 and 2010

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

4

Results of operations

The Company’s revenue for the Six months ended September 30, 2011 increased to $3,570 from $3,322 for the same period ended 2010.

Our operating expenses in the six months ended September 30, 2011 increased to $367,537, from $158,899 for the same period in 2010. Major operating expenses include management fees of $10,000, amortization expense, professional fees and consulting fees.

The increase is mainly due from the amortization & impairment of assets from $254,606 & $40,082 to $0 & $0 respectively for the six months ended September 30, 2011 and 2010.

Our net loss for the six months ended September 30, 2011, was $367,537 as compared to the net loss of $158,899 during the same period in 2010.

Liquidity and Capital Resources

We had $175 cash at September 30, 2011, compared to $87 cash at March 31, 2011.

At September 30, 2011, we had $62,500 in convertible notes payable compared to $nil at March 31, 2011.

The following table provides detailed information about our net cash flows for the six months ended September 30, 2011 and 2010.

	Sept. 30, 2011	Sept. 30, 2010
Net cash used in operating activities	$(343,062)	$(192,713)
Net cash used in investing activities	-	(5,054)
Net cash provided by financing activities	343,150	252,287
Net decrease in cash	$88	54,520

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

6

Changes in Internal Controls

During the period ended September 30, 2011, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

There is substantial doubt as to our ability to continue as a going concern

Our financial results for the period ended September 30, 2011 show substantial losses. The accompanying financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of American which contemplates the Company as a going concern. The Company has sought out additional investment to raise additional funds. However, there are no assurances that the Company will continue as a going concern without the successful completion of additional funding.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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