Form 10-Q
period 2011-12-31
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2011

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

3

WATAIR INC

(formerly Wataire International , Inc.)

DECEMBER 31, 2011

FORM 10-Q

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED BALANCE SHEETS

December 31, 2011 (unaudited) and March 31, 2011

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$523	$87
Inventory	39,129	42,500
Total current assets	39,652	42,587

OTHER ASSETS
Capital assets	1,098	1,098
Patents and trademarks	-	40,082
Acquisitions of intangible assets	2,164,152	2,546,062

Total assets	$2,204,902	$2,629,829

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$121,599	$152,450
Provision and accrued liabilities	300,000	540,000
Notes payable	158,650	128,000
Convertible notes payable	125,000	-

Total current liabilities and total liabilities	705,249	820,450

STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 379,716,886 and 129,716,886 shares issued and outstanding at December 31 and March 31, 2010 respectively.	37,972	12,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,677,313	13,358,071
Deferred stock-based compensation	-	94,242
Accumulated deficit	(12,215,635)	(11,655,909)

Total stockholders’ (deficiency)	1,499,653	1,809,379
Total liabilities and stockholders’ (deficiency)	$2,204,902	$2,629,829

The accompanying notes are an integral part of these consolidated financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended December 31, 2011 and 2010 (Unaudited)

Nine Months Ended Dec 31, Three Months Ended Dec 31

	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	4,336	230,591	766	227,269
Total revenue	4,336	230,591	766	227,269

Cost of sales	3,372	167,811	766	151,570
Gross profit (loss)	964	62,780	-	75,699

Operating Expenses:
Amortization	381,909	-	127,303	-
General and administrative	122,250	64,764	62,917	24,919
Impairment of assets	40,082	-	-	-
Management fees	10,000	135,000	-	45,000
Marketing and promotion	-	243,591	-	217,591
Consulting fees	-	-	-	-
Research & Development	2,361	5,655	2,361	5,655
Professional fees	4,088	33,815	572	748
Total operating expenses	560,690	482,825	193,153	293,913

Income (loss) from operations	(559,726)	(420,045)	(193,153)	(218,214)

Other income (expenses):
Interest expense	-	-	-	-
Amortization of notes discounts	-	28,505	-	-
Total other income (expenses)	-	28,505	-	-

Income (loss) before provision for income taxes	(559,726)	(391,540)	(193,153)	(218,214)
Provision for income taxes	-	-	-	-

Net loss	$ (559,726)	$ (391,540)	$(193,153)	$(218,214)

Basic and diluted income (loss) per common share	$ (0.00)	(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	379,716,886	129,716,886	379,716,886	129,716,886

The accompanying notes are an integral part of these consolidated financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Nine Months Ended December 31, 2011 and 2010 (Unaudited)

	Series A Preferred					Additional
	stock			Common Stock		Paid in	Accumulated
For the three months ended	Shares	Amount		Shares	Amount	Capital	Deficit	Total
Dec 31, 2010:
Balances at March 31, 2010	98,710,123		$9,871	27,501	$3	$13,145,346	$(11,050,701)		$(2,053,852)
Net loss for the Nine months ended Dec 31, 2010							(111,914)		(	)
Balances at Dec 31, 2010		$		27,501	$3	$	$	$

For the three months ended Dec 31, 2011:

Balances at March 31, 2011	129,716,886		$12,972	27,501	$3	$13,358,071	$(11,655,909)		$1,809,379
Additional Capital	250,000,000		25,000		-	225,000	-		250,000
Net loss for the Nine months ended Dec 31, 2011	-		-	-	-	-	(559,726)		(559,726)
Balances at Dec 31, 2011	379,716,886		$37,972	27,501	$3	$13,583,071	$(12,215,635)		$1,499,653

The accompanying notes are an integral part of these financial statements.

WATAIR INC

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended December 30, 2011 and 2010 (Unaudited)

Nine Months Ended December 31,

	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(559,726)	$(391,540)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	381,909	(28,505)
Impairment of assets	40,082	-
Stock-based compensation	-	50,667
Changes in operating assets and liabilities:
Accounts receivable	-	7,833
Prepaid expenses & others	-	116,728
Inventory	3,371	(13,859)
Accounts payable and accrued liabilities	(270,850)	131,523
Net cash used in operating activities	(405,214)	(127,153)

INVESTING ACTIVITIES
Acquisition of Intangibles-net	-	(1,099)
License, patents & trademarks payment advanced	-	(5,054)
Net cash used in investing activities	-	(6,153)

FINANCING ACTIVITIES
Due to related parties	-	(36,832)
Advances from customers	-	25,000
Notes payable	30,650	-
Proceeds from convertible debentures	-	128,000
Shares issued for cash	-	(292,944)
Shares issued for debt	250,000	310,068
Convertible notes payable	125,000	-
Net cash provided by financing activities	405,650	133,292

NET INCREASE (DECREASE) IN CASH	436	(14)

CASH BALANCE, BEGINNING OF PERIOD	87	57

CASH BALANCE, END OF PERIOD	$523	$43

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Month Ended December, 2011 and 2010

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

For the Nine Months Ended December 31, 2011 and 2010

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements

The interim financial statements as of December 31, 2011 are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the information contained herein. Operating results for the Nine months ended December 31, 2011 are not necessarily indicative of results that may be expected for the year ending March 31, 2012.

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

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2011, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Nine Months Ended December 31, 2011 and 2010

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

For the Nine Months Ended December 31, 2011 and 2010

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

During the Nine months ended December 31, 2011, directors of the company charged the Company with Management fees of $10,000.

During the Nine months ended December 31, 2011, The Company issued additional capital of common shares of 250,000,000 Common stock at a price of $0.01 per share.

WATAIR INC

(formerly Wataire International , Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended December 31, 2011 and 2010

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

During the periods presented, all revenue was from sales of water generator machines. The Company has determined the sole performance obligation to be the delivery of the purchased goods to the customers, and as such, recognizes revenue at the time the customer takes possession.

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

For the Nine Months Ended December 31, 2011 and 2010

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

For the Nine Months Ended December 31, 2011 and 2010

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of December 31, 2011, the Company had cash of $523, total current liabilities of $705,249, and negative working capital of $665,597. For the Nine months ended December 31, 2011, we incurred a net loss of $559,726 and used $(405,214) cash from operating activities. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

For the Nine Months Ended December 31, 2011 and 2010

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

For the Nine Months Ended December 31, 2011 and 2010

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

4

Results of operations

The Company’s revenue for the Nine months ended December 31, 2011 decreased to $4,336 from $230,591 for the same period ended 2010.

Our operating expenses in the Nine months ended December 31, 2011 increased to $560,690, from $482,825 for the same period in 2010. Major operating expenses include management fees of $10,000, amortization expense, professional fees and consulting fees.

The increase is mainly due from the amortization & impairment of assets from $381,909 & $40,082 to $0 & $0 respectively for the nine months ended December 31, 2011 and 2010.

Our net loss for the nine months ended December 31, 2011, was $559,726 as compared to the net loss of $391,540 during the same period in 2010.

Liquidity and Capital Resources

We had $523 cash at December 31, 2011, compared to $87 cash at March 31, 2011.

At December 31, 2011, we had $125,000 in convertible notes payable compared to $nil at March 31, 2011.

The following table provides detailed information about our net cash flows for the nine months ended December 31, 2011 and 2010.

	Dec. 31, 2011	Dec. 31, 2010
Net cash used in operating activities	$(405,214)	$(127,153)
Net cash used in investing activities	-	(6,153)
Net cash provided by financing activities	405,650	133,292
Net increase / (decrease) in cash	$436	(14)

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

Changes in Internal Controls

During the period ended December 31, 2011, there was no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

6

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

On February 2, 2010 a confidential settlement agreement and release was effected between the parties. The Complaint and cross complaint have been dismissed by the parties with prejudice.

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