Form 10-K
period 2012-03-31
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2012

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

VYRE NETWORK

(formerly Wataire International, Inc.)

March 31, 2012, and 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VYRE NETWORK. (formerly Wataire International, Inc.)

 Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vyre Network and its subsidiaries (the ‘Company’) as of December 31, 2012, and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2012 and 2011, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $12,349,357 and net loss of $693,448. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

December 29, 2023

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2012, and March 31, 2011

	March 31, 2012	March 31, 2011
	(Audited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$1,184	$87
Account Receivables	-	-
Other receivables	-	-
Inventory	36,781	42,500
Total current assets	37,965	42,587
OTHER ASSETS
Capital assets	1,098	1,098
Patents and trademarks	-	40,082
Acquisitions of intangible assets	2,036,849	2,546,062

Total assets	$2,075,912	$2,629,829

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$91,857	$152,450
Provision and accrued liabilities	3,124	540,000
Notes payable	90,000	128,000
Convertible note payables	125,000	-
Convertible debenture	300,000	-

Total current liabilities	609,981	820,450

	-	-
Total liabilities	609,981	820,450
	609,981	820,450
STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 479,720,000 and 129,716,886 shares issued and outstanding at March 31, 2012 and March 31, 2011 respectively.	47,972	12,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,767,313	13,358,071
Deferred stock-based compensation	-	94,242
Accumulated deficit	(12,349,357)	(11,655,909)

Total stockholders’ (deficiency)	1,465,931	1,809,379
Total liabilities and stockholders’ (deficiency)	$2,075,912	$2,629,829

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended March 31, 2012, and 2011

	March 31, 2012	March 31, 2011

Revenue	6,809	161,941
Cost of sales	5,719	276,492
Gross profit/ (loss)	1,090	(114,551)

Operating Expenses:

Management fees	10,000	180,000
Marketing and promotion	6,350	244,180
Professional fees	5,871	31,653
General and administrative	672,317	34,824
Total operating expenses	694,538	490,657

Income (loss) from operations	(693,448)	(605,208)

Other income (expenses):
Gain from discontinued operation	-	-
Amortization of debt discounts	-	-
Total other income (expenses)	-	-

Income (loss) before provision for income taxes	(693,448)	(605,208)

Net loss	$(693,448)	$(605,208)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	479,720,000	129,716,886

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012, and 2011

	Common		Series A		Additional	Deferred	Accumulated
			Preferred
	stock		stock		Paid in	Stock
For the three months ended	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at April 1, 2010	98,710,123	$9,871	27,501	$3	$13,145,346	$(50,667)	$(11,050,701)	$2,053,852
Common stock issued	31,006,763	3,101	-	-	212,725	-	-	215,826
Deferred Stock Based compensation	-	-	-	-	-	144,909	-	144,909
Net loss for the year ended March 31, 2011	-	--	-	--	--	--	(605,208)	(605,208)

Balances at March 31, 2010	129,716,886	$12,972	27,501	$3	$13,358,071	$94,242	$(11,655,909)	$1,809,379

Balances at April 1, 2011	129,716,886	$12,972	27,501	$3	$13,358,071	$94,242	$(11,655,909)	$1,809,379
Common stock issued	350,003,114	35,000	-	-	409,242	-	-	444,242
Deferred Stock Based compensation	-	-	-	-	-	(94,242)		(94,242)
Net loss for the year ended March 31, 2012	-	--	-	-	-	-	(693,448)	(693,448)
		-		-	-	-
Balances at March 31, 2011	479,720,000	$47,972	27,501	$3	$13,767,313	$-	$(12,349,357)	$1,465,931

The accompanying notes are an integral part of these audited financial statements.

  VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended March 31, 2012, and 2011

	March 31, 2012	March 31, 2011

OPERATING ACTIVITIES
Net income (loss)	$(693,448)	$(605,208)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	509,212	(28,505)
Impairment of assets	40,082	40,082
Shares issued for service
Stock-based compensation	-	50,667
Changes in operating assets and liabilities:
Accounts receivable	-	8,270
Prepaid expenses	-	2,426
Deferred revenue	-	(154,924)
Advance on marketing	-	250,000
Inventory	5,719	207,006
Accounts payable and accrued liabilities	(597,469)	228,804

Net cash used in operating activities	(735,904)	(33,434)

INVESTING ACTIVITIES
Patent and trademark	-	(8,160)
License payment advanced	-	(1,097)
	-	-
Net cash used in investing activities	-	(9,257)

FINANCING ACTIVITIES
Advance from customers	-	25,000
Note payables	(38,000)	-
Due to related parties	-	(81,332)
Proceed from convertible debenture	300,000	128,000
Debenture converted to shares	-	(292,944)
Shares issued for debt	350,000	310,068
Convertible notes	125,000
Net cash provided by financing activities	737,000	88,792

NET INCREASE (DECREASE) IN CASH	1,096	46,101

CASH BALANCE, BEGINNING OF PERIOD	87	57

CASH BALANCE, END OF PERIOD	$1,183	$46,158

The accompanying notes are an integral part of these audited consolidated financial statements.

 VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2012 and March 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

For the year ended March 31, 2012, and March 31, 2011

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of March 31, 2012, the Company had cash of $1,184, total current liabilities of $609,981, and negative working capital of $572,016. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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

For the year ended March 31, 2012, and March 31, 2011

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