Form 10-Q
period 2012-09-30
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

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

3

VYRE NETWORK

(formerly Wataire Inc.)

September 30, 2012, and March 31, 2012

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED BALANCE SHEETS

September 30, 2012, and March 31, 2012

	September 30, 2012	March 31, 2012
	(Audited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$566	$1,184
Account Receivables	-	-
Other receivables	-	-
Inventory	30,395	36,781
Total current assets	30,961	37,965
OTHER ASSETS
Capital assets, net	1,098	1,098
Patents and trademarks	-	-
Acquisitions of intangible assets	1,782,243	2,036,849

Total assets	$1,814,302	$2,075,912

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$95,510	$91,857
Provision and accrued liabilities	13,745	3,124
Notes payable	90,000	90,000
Convertible Notes payable	125,000	125,000
Convertible Debenture	300,000	300,000

Total current liabilities	624,255	609,981

Derivative liability	-	-
Total liabilities	624,255	609,981
	624,255	609,981
STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 479,716,886 and 98,710,123 shares issued and outstanding at September 30, 2012 and March 31, 2012 respectively.	47,972	12,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,767,313	13,767,313
Accumulated deficit	(12,625,241)	(12,349,357)

Total stockholders’ (deficiency)	1,190,047	1,465,931
Total liabilities and stockholders’ (deficiency)	$1,814,302	$2,075,912

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended September 30, 2012, and 2011

Six Months Ended Sept 30, Three Months Ended Sept 30

	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sales	5,586	3,570	2,547	937
Total revenue	5,586	3,570	2,547	937

Cost of sales	6,386	2,606	3,386	180
Gross profit (loss)	(800)	964	(839)	757

Operating Expenses:
Amortization	254,606	254,606	127,303	127,303
General and administrative	16,790	59,333	11,157	25,868
Impairment of assets	-	40,082	-	-
Management fees	-	10,000	-	-
Marketing and promotion	50	26,000	-	-
Consulting fees	-	-	-	-
Professional fees	3,638	3,516	1,876	-
Total operating expenses	275,084	367,537	141,175	153,171

Income (loss) from operations	(275,884)	(366,573)	(141,175)	(152,414)

Other income (expenses):
Interest expense	-	-	-	-
Amortization of debt discounts	-	-	-	-
Total other income (expenses)	-	-	-	-

Income (loss) before provision for income taxes	(275,884)	(366,573)	(141,175)	(152,414)
Provision for income taxes	-	-	-	-

Net loss	$ (275,884)	$ (366,573)	$(141,175)	$(152,414)

Basic and diluted income (loss) per common share	$ (0.00)	(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	479,716,886	129,716,886	479,716,886	129,716,886

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six months ended September 30, 2012 and 2011

	Common		Series A		Additional	Deferred	Accumulated
			Preferred
	stock		stock		Paid in	Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
March 31, 2011:
Balances at June 1, 2011	98,710,123	$9,871	27,501	$3	$13,145,346	$(50,667)	$(10,451,707)	$2,652,846
Net loss for the quarter ended Sept 30, 2011		-		-	-	-	(598,994)	(598,994)
Balances at September 30, 2011	98,710,123	$9,871	27,501	$3	$13,145,346	$(50,667)	$(11,050,701)	$2,053,852

Balances at June 1, 2012	429,716,886	$47,972	27,501	$3	$13,767,313	$-	$(12,484,066)	$1,331,222
Common stock issued	-	-	-	-	-	-	-	-

Deferred Stock Based compensation	-	-	-	-	-	-	-	-
Net loss for the quarter ended September 30, 2012	-	--	-	--	--	--	(141,175)	(141,175)
		-		-	-	-
Balances at September 30, 2012	479,716,886	$47,972	27,501	$3	$13,767,313	$-	$(12,625,261)	$1,190,047

The accompanying notes are an integral part of these audited financial statements.

  VYRE NETWORK

(formerly Wataire Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months ended September 30, 2012, and March 2012

	September 30, 2012	March 31, 2012

OPERATING ACTIVITIES
Net income (loss)	$(275,884)	$(693,448)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	254,606	509,212
Impairment of assets	-	40,082
Shares issued for service
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable		-
Prepaid expenses		-
Deferred revenue	-	-
Advance on marketing		-
Inventory	6,386	5,719
Accounts payable and accrued liabilities	14,274	(597,469)

Net cash used in operating activities	(618)	(735,904)

INVESTING ACTIVITIES
Patent and trademark	-	-
License payment advanced	-	-
Intangible Assets	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Advance from customers	-	-
Note payables	-	(38,000)
Due to related parties	-	-
Proceed from convertible debenture	-	300,000
Debenture converted to shares	-	-
Shares issued for debt	-	350,000
Convertible notes	-	125,000
Net cash provided by financing activities	-	737,000

NET INCREASE (DECREASE) IN CASH	(618)	1,096

CASH BALANCE, BEGINNING OF PERIOD	1,183	87

CASH BALANCE, END OF PERIOD	$566	$1,183

The accompanying notes are an integral part of these audited consolidated financial statements.

 VYRE NETWORK

(formerly Wataire Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2012, and 2011

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $12,625,241 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

For the Nine Months Ended September 30, 2012, and 2011

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

For the Nine Months Ended September 30, 2012, and 2011

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

  VYRE NETWORK

(formerly Wataire Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2012, and 2011

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2012, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Nine Months Ended September 30, 2012, and 2011

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

For the Nine Months Ended September 30, 2012, and 2011

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

During the three months ended September 30, 2012, directors of the company charged the Company with Management fees of $10,000.

VYRE NETWORK

(formerly Wataire Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2012, and 2011

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

For the Nine Months Ended September 30, 2012, and 2011

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

For the Nine Months Ended September 30, 2012, and 2011

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

In performing the first step of this assessment, we concluded that the following conditions raise substantial doubt about our ability to meet our financial obligations as they become due. As of September 30, 2012, the Company had cash of $566, total current liabilities of $624,255, and negative working capital of $593,294. We expect to continue to incur negative cash flows until such time as our business generates sufficient cash inflows to finance our operations and debt service requirements.

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