Form 10-K
period 2013-03-31
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2013

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

March 31, 2013, and 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VYRE NETWORK. (formerly Wataire International, Inc.)

 Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vyre Network and its subsidiaries (the ‘Company’) as of December 31, 2013, and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2013, and 2012, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $12,904,294 and a net loss of $554,937. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 16, 2024

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED BALANCE SHEETS

March 31, 2013, and March 31, 2012

	March 31, 2013	March 31, 2012
	(Audited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$109	$1,184
Account Receivables	-	-
Other receivables	-	-
Inventory	22,268	36,781
Total current assets	22,377	37,965
OTHER ASSETS
Capital assets	1,098	1,098
Patents and trademarks	-	-
Acquisitions of intangible assets	1,527,637	2,036,849

Total assets	$1,551,112	$2,075,912

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$100,753	$91,857
Provision and accrued liabilities	24,365	3,124
Notes payable	90,000	90,000
Convertible note payables	125,000	125,000
Convertible debenture	300,000	300,000

Total current liabilities	640,118	609,981

Total liabilities	609,981	609,981
	609,981	609,981
STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 479,720,000 and 479,720,000 shares issued and outstanding at March 31, 2013 and March 31, 2012 respectively.	47,972	47,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,767,313	13,767,313
Deferred stock-based compensation	-	-
Accumulated deficit	(12,904,294)	(12,349,357)

Total stockholders’ (deficiency)	910,994	1,465,931
Total liabilities and stockholders’ (deficiency)	$1,551,112	$2,075,912

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended March 31, 2013, and 2012

	March 31, 2013	March 31, 2012

Revenue	14,626	6,809
Cost of sales	14,513	5,719
Gross profit/ (loss)	113	1,090

Operating Expenses:

Management fees	-	10,000
Marketing and promotion	-	6,350
Professional fees	6,607	5,871
General and administrative	548,443	672,317
Total operating expenses	555,050	694,538

Income (loss) from operations	(554,937)	(693,448)

Other income (expenses):
Gain from discontinued operation	-	-
Amortization of debt discounts	-	-
Total other income (expenses)	-	-

Income (loss) before provision for income taxes	(554,937)	(693,448)

Net loss	$(554,937)	$(693,448)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	479,720,000	479,720,000

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year Ended March 31, 2013, and 2012

	Common		Series A		Additional	Deferred	Accumulated
			Preferred
	stock		stock		Paid in	Stock
For the three months ended	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balances at April 1, 2011	129,716,886	$12,972	27,501	$3	$13,358,071	$94,242	$(11,655,909)	$1,809,379
Common stock issued	350,003,114	35,000	-	-	409,242	-	-	444,242
Deferred Stock Based compensation	-	-	-	-	-	(94,242)	-	(94,242)
Net loss for the year ended March 31, 2012	-	--	-	-	-	-	(693,448)	(693,448)

Balances at March 31, 2012	479,720,000	$47,972	27,501	$3	$13,767,313	$-	$(12,349,357)	$1,465,931

Balances at April 1, 2012	479,720,000	$47,972	27,501	$3	$13,767,313	$-	$(12,349,357)	$1,465,931
Net loss for the year ended March 31, 2013	-	--	-	-	-	-	(554,937)	(554,937)
		-		-	-	-
Balances at March 31, 2013	479,720,000	$47,972	27,501	$3	$13,767,313	$-	$(12,904,294)	$910,994

The accompanying notes are an integral part of these audited financial statements.

  VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended March 31, 2013, and 2012

	March 31, 2013	March 31, 2012

OPERATING ACTIVITIES
Net income (loss)	$(554,937)	$(693,448)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	509,212	509,212
Impairment of assets	40,082	40,082
Shares issued for service
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	-
Deferred revenue	-	-
Advance on marketing	-	-
Inventory	14,513	5,719
Accounts payable and accrued liabilities	30,137	(597,469)

Net cash used in operating activities	(1,075)	(735,904)

INVESTING ACTIVITIES
	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Note payables	-	(38,000)
Proceed from convertible debenture	-	300,000
Note payables	-	(38,000)
Shares issued for debt	-	350,000
Convertible notes	-	125,000
Net cash provided by financing activities	-	737,000

NET INCREASE (DECREASE) IN CASH	(1,075)	1,096

CASH BALANCE, BEGINNING OF PERIOD	1,183	87

CASH BALANCE, END OF PERIOD	$109	$1,183

The accompanying notes are an integral part of these audited consolidated financial statements.

 VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended March 31, 2013 and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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

For the year ended March 31, 2013, and March 31, 2012

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