Form 10-Q
period 2013-06-30
CABO VERDE CAPITAL INC.
filed 2024-01-29
CIK 1127007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2013

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

3

VYRE NETWORK

(formerly Wataire International, Inc.)

June 30, 2013, and March 31, 2013

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED BALANCE SHEETS

For The Quarter Ended June 30, 2013, and March 31, 2013

	June 30, 2013	March 31, 2013
	(Audited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$-	$109
Account Receivables	-	-
Other receivables	-	-
Inventory	13,862	21,268
Total current assets	13,862	21,377
OTHER ASSETS
Capital assets, net	1,098	1,098
Patents and trademarks	-	-
Acquisitions of intangible assets	1,400,334	1,527,637

Total assets	$1,415,294	$1,550,112

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$102,583	$100,753
Provision and accrued liabilities	29,675	24,365
Notes payable	90,000	90,000
Convertible Notes payable	125,000	125,000
Convertible Debenture	300,000	300,000
Bank Overdraft	89	-
Total current liabilities	647,347	640,118

Derivative liability	-	-
Total liabilities	647,347	640,118
	647,347	640,118
STOCKHOLDERS’ (DEFICIENCY)
Common shares, $0.0001 par value, 100,000,000 shares authorized, 129,716,886 and 98,710,123 shares issued and outstanding at June 30, 2012 and March 31, 2012 respectively.	47,972	47,972
Preferred stock; $0.0001 par value, redeemable at $0.005, 20,000,000 shares authorized, 27,501 shares issued and outstanding	3	3
Additional paid-in capital	13,767,313	13,767,313
Deferred stock-based compensation	-	-
Accumulated deficit	(13,047,341)	(12,905,294)

Total stockholders’ (deficiency)	767,947	909,994
Total liabilities and stockholders’ (deficiency)	$1,415,294	$1,550,112

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three months ended June 30, 2013, and 2012

	June 30, 2013	June 30, 2012

Revenue	4,217	3,039
Cost of sales	7,407	3,000
Gross (loss)	(3,190)	39

Operating Expenses:

Management fees	.-	.-
Amortization	127,303	127,303
Marketing and promotion	-	50
Professional fees	1,941	1,761
General and administrative	9,524	5,634
Total operating expenses	138,768	134,748

Income (loss) from operations	(141,958)	(134,709))

Other income (expenses):
Gain from discontinued operation	-	-
Amortization of debt discounts	-	-
Total other income (expenses)	-	-

Income (loss) before provision for income taxes	(141,958)	(134,709)

Net loss	$(141,958)	$(134,709)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding-basic and diluted	479,716,886	479,716,886

The accompanying notes are an integral part of these audited consolidated financial statements.

VYRE NETWORK

(formerly Wataire International , Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three months ended June 30, 2013 and 2012

	Common		Series A		Additional	Deferred	Accumulated
			Preferred
	stock		stock		Paid in	Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
March 31, 2012:
Balances at April 1, 2012	479,716,886	$47,972	27,501	$3	$13,767,313	$-	$(12,349,357)	$1,465,931
Net loss for the quarter ended June 30, 2012		-		-	-	-	(134,709)	(134,709)
Balances at June 30, 2012	479,716,886	$47,972	27,501	$3	$13,767,313	$-	$(12,484,066)	$1,331,222

Balance at April 1, 2013	479,716,886	$47,972	27,501	$3	$13,767,313	$-	$(12,905,294)	$909,994
Common stock issued	-	-	-	-	-	-	-	-

Deferred Stock Based compensation	-	-	-	-	-	-	-	-
Net loss for the quarter ended June 30, 2013	-	--	-	--	--	--	(141,958)	(141,958)
		-		-	-	-
Balance at June 30, 2013	479,716,886	$47,972	27,501	$3	$13,767,313	$-	$(13,047,252)	$768,036

The accompanying notes are an integral part of these audited financial statements.

  VYRE NETWORK

(formerly Wataire International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three months ended June 30, 2013, and 2012

	June 30, 2013	March 31, 2013

OPERATING ACTIVITIES
Net income (loss)	$(141,958)	$(554,937)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Amortization	127,303	509,212
Impairment of assets		-
Shares issued for service
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable		-
Prepaid expenses		-
Deferred revenue		-
Advance on marketing		-
Inventory	7,406	14,513
Accounts payable and accrued liabilities	7,140	30,137

Net cash used in operating activities	(109)	(1,075)

INVESTING ACTIVITIES
Patent and trademark	-	-
License payment advanced	-	-
Intangible Assets	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Advance from customers	-	-
Note payables	-	-
Due to related parties	-	-
Proceed from convertible debenture	-	-
Debenture converted to shares	-	-
Shares issued for debt	-	-
Convertible notes	-	-
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(109)	(1,075)

CASH BALANCE, BEGINNING OF PERIOD	109	1,184

CASH BALANCE, END OF PERIOD	$-	$109

The accompanying notes are an integral part of these audited consolidated financial statements.

 VYRE NETWORK

(formerly Wataire Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2013, and 2012

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $13,047,341 since its inception and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.

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

For the Three Months Ended June 30, 2013, and 2012

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

For the Three Months Ended June 30, 2013, and 2012

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

  VYRE NETWORK

(formerly Wataire International, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2013, and 2012

We expect to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of June 30, 2013, we had no uncertain tax positions. We recognize interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. We currently have no foreign federal or state tax examinations nor have we had any foreign federal or state examinations since our inception. To date, we have not incurred any interest or tax penalties.

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

For the Three Months Ended June 30, 2013, and 2012

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

For the Three Months Ended June 30, 2013, and 2012

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

During the three months ended June 30, 2013, directors of the company charged the Company with Management fees of $10,000.

VYRE NETWORK

(formerly Wataire Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2013, and 2012

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

For the Three Months Ended June 30, 2013, and 2012

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

For the Three Months Ended June 30, 2013, and 2012

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